Form 10-Q
period 2020-09-30
Artius Acquisition Inc.
filed 2020-10-28
CIK 1802457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, there were 72,450,000 Class A ordinary shares, $0.0001 par value per share, and 18,112,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ARTIUS ACQUISITION INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

ARTIUS ACQUISITION INC.

CONDENSED BALANCE SHEET

SEPTMBER 30, 2020

(Unaudited)

ASSETS
Current assets
Cash	$1,261,683
Prepaid expenses	290,267

Total Current Assets	1,551,950

Marketable securities held in Trust Account	724,578,087

TOTAL ASSETS	$726,130,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued offering costs	$15,610
Deferred underwriting fee payable	25,357,500

Total Liabilities	25,373,110

Commitments

Class A ordinary shares subject to possible redemption, 69,568,194 shares at redemption value	695,756,921

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,881,806 issued and outstanding (excluding 69,568,194 shares subject to possible redemption)	288
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 18,112,500 shares issued and outstanding	1,811
Additional paid-in capital	5,069,161
Accumulated deficit	(71,254)

Total Shareholders’ Equity	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$726,130,037

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS ACQUISITION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30 2020	For the Period from January 24, 2020 (Inception) Through September 30, 2020
Operating and formation costs	$140,272	$149,341

Loss from operations	(140,272)	(149,341)

Other income:
Interest income	87,208	87,208
Unrealized loss on marketable securities held in Trust Account	(9,121)	(9,121)

Other income, net	78,087	78,087

Net loss	$(62,185)	$(71,254)

Weighted average ordinary shares outstanding, basic and diluted (1)	20,071,954	17,406,749

Basic and diluted net loss per ordinary share (2)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of 69,568,194 shares subject to possible redemption.
(2)

Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $74,979 for the three months ended September 30, 2020 and for the period from January 24, 2020 (inception) through September 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS ACQUISITION INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	18,112,500	1,811	23,189	—	25,000

Net loss	—	—	—	—	—	(9,069)	(9,069)

Balance – March 31, 2020	—	—	18,112,500	1,811	23,189	(9,069)	15,931

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020	—	—	18,112,500	1,811	23,189	(9,069)	15,931

Sale of 72,450,000 Units, net of underwriting discounts and offering costs	72,450,000	7,245	—	—	683,805,936	—	683,813,181

Sale of 11,326,667 Private Placement Warrants	—	—	—	—	16,990,000	—	16,990,000

Ordinary shares subject to possible redemption	(69,568,194)	(6,957)	—	—	(695,749,964)	—	(695,756,921)

Net loss	—	—	—	—	—	(62,185)	(62,185)

Balance – September 30, 2020	2,881,806	$288	18,112,500	$1,811	$5,069,161	$(71,254)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS ACQUISITION INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(71,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(87,208)
Unrealized loss on marketable securities held in Trust Account	9,121
Changes in operating assets and liabilities:
Prepaid expenses	(290,267)
Accrued expenses	15,610

Net cash used in operating activities	(423,998)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(724,500,000)

Net cash used in investing activities	(724,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	710,010,000
Proceeds from sale of Private Placement Warrants	16,990,000
Proceeds from promissory note – related party	215,215
Repayment of promissory note – related party	(215,215)
Payments of offering costs	(814,319)

Net cash provided by financing activities	726,185,681

Net Change in Cash	1,261,683
Cash – Beginning	—

Cash – Ending	$1,261,683

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$695,806,610

Change in value of ordinary shares subject to possible redemption	$(49,689)

Deferred underwriting fee payable	$25,357,500

Deferred offering costs paid directly by Sponsor from proceeds of issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, provided that the Company shall not redeem shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 15, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 16, 2020 and July 22, 2020. The interim results for the three months ended September 30, 2020 and for the period from January 24, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 35,476,667 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30, 2020	For the Period from January 24, 2020 (Inception) Through September 30, 2020
Net loss	$(62,185)	$(71,254)
Less: Income attributable to ordinary shares subject to possible redemption	(74,979)	(74,979)

Adjusted net loss	$(137,164)	$(146,233)

Weighted average ordinary shares outstanding, basic and diluted	20,071,954	17,406,749

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 14, 2020, the Company will pay an affiliate of the Sponsor up to $25,000 per month for accounting, bookkeeping, office space, IT support, professional, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2020 and for the period from January 24, 2020 (inception) through September 30, 2020, the Company incurred and paid $62,500 in fees for these services.

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 2,881,806 Class A ordinary shares issued and outstanding, excluding 69,568,194 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 18,112,500 Class B ordinary shares issued and outstanding.

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$724,578,087

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $62,185, which consists of operating and formation costs of $140,272 and an unrealized loss on marketable securities held in our Trust Account of $9,121, offset by interest income on marketable securities held in the Trust Account of $87,208.

For the period from January 24, 2020 (inception) through September 30, 2020, we had a net loss of $71,254, which consists of operating and formation costs of $149,341 and an unrealized loss on marketable securities held in our Trust Account of $9,121, offset by interest income on marketable securities held in the Trust Account of $87,208.

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

For the period from January 24, 2020 (inception) through September 30, 2020, net cash used in operating activities was $423,998, consisting of a net loss of $71,254, interest earned on marketable securities held in the Trust Account and not available for operations of $87,208 offset by an unrealized loss on marketable securities held in our Trust Account of $9,121. Changes in operating assets and liabilities used $274,657 of cash from operating activities.

At September 30, 2020, we had investments held in the Trust Account of $724,578,087. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2020, we had cash of $1,261,683 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on July 15, 2020. Any of these factors could result in a significant or material adverse effect on our operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

ARTIUS ACQUISITION INC.

Date: October 28, 2020		/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)