Form 10-K/A
period 2020-12-31
Artius Acquisition Inc.
filed 2021-05-03
CIK 1802457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

At April 26, 2021, there were 72,450,000 Class A ordinary shares, $0.0001 par value per share, and 18,112,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

Explanatory Note

Artius Acquisition Inc. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 5, 2021, or the “Original Filing,” to restate our financial statements as of and for the periods ended July 16, 2020, September 30, 2020 and December 31, 2020 included in the Company’s current report on Form 8-K, quarterly report on Form 10-Q, and annual report on Form 10-K filed with the SEC on July 22, 2020, October 28, 2020 and March 5, 2021, respectively (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on April 25, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on July 22, 2020 or its quarterly report on Form 10-Q filed on October 28, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many

1

entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 4, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 to this Amendment.

2

1

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K/A, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K/A. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

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

Item 1A. Risk Factors (Restated)

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K/A. Our principal risks and uncertainties, which do not assume the Proposed Business Combination is consummated, include, but are not limited to, the following risks, uncertainties and other factors:

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

•	actual and potential conflicts of interest;

•	the proceeds of the forward purchase securities and additional forward purchase securities being available to us;

•	our potential ability to obtain additional financing if required to complete our Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

The restatement of the Original Financial Statements contained in this Amendment No. 1 to our Annual Report for the year ended December 31, 2020 on Form 10-K/A, may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

On April 25, 2021, the Company determined that its Original Financial Statements should no longer be relied upon. This Amendment No. 1 to Annual Report on Form 10-K/A contains restated Original Financial Statements.

As a result of this restatement, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. Likewise, the attention of our management team has been diverted by these efforts. In addition, we could also be subject to additional stockholder, governmental, regulatory or other actions or demands in connection with the restatement. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price

Our Company’s management has identified material weaknesses in our internal control over financial reporting, that, if not remediated, or if we identify additional material weaknesses or other adverse findings in the future, may not allow us to be able to report our financial condition or results of operations accurately or timely, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.

The Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2020. As described in Part II, Item 9A, Controls and Procedures, of this Annual Report, we are implementing remedial measures that we believe will effectively remedy the material weakness. If we are unable to remediate the material weakness timely and sufficiently, or are otherwise unable to maintain effective internal controls over financial reporting, we could suffer future material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject regulatory investigations, civil or criminal sanctions and class action litigation.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from January 24, 2020 (inception) through September 30, 2020, we had a net loss of $4,887,218, which consists of operating and formation costs of $2,836,706, change in fair value of derivative liability of $2,128,600, and an unrealized loss on marketable securities held in our Trust Account of $9,121, offset by interest income on marketable securities held in the Trust Account of $87,208.

For the period from January 24, 2020 (inception) through December 31, 2020, we had a net loss of $25,872,350, which consists of operating and formation costs of $3,028,992 and change in fair value of derivative liability of $23,059,834, partially offset by interest income on marketable securities held in the Trust Account of $212,516 and an unrealized gain on marketable securities held in the Trust Account of $3,960.

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

For the period from January 24, 2020 (inception) through September 30, 2020, net cash used in operating activities was $423,997, consisting of a net loss of $4,887,218, offset by interest earned on marketable securities held in the Trust Account and not available for operations of $87,208, non-cash change in fair value of a derivative liability of $2,128,600, $2,687,365 in initial public offering cost allocation and non-cash compensation expense related to the sale of the private warrants and unrealized loss on marketable securities held in our Trust Account of $9,121. Changes in operating assets and liabilities used $274,657 of cash from operating activities.

For the period from January 24, 2020 (inception) through December 31, 2020, net cash used in operating activities was $562,274, consisting of a net loss of $25,872,350, offset by interest earned on marketable securities held in the Trust Account and not available for operations of $212,516, non-cash change in fair value of a derivative liability of $23,059,834, $2,687,365 in initial public offering cost allocation and non-cash compensation expense related to the sale of the private warrants and an unrealized gain on marketable securities held in our Trust Account of $3,960. Changes in operating assets and liabilities used $220,647 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Item 8. Financial Statements and Supplementary Data (Restated).

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures (Restated).

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Consolidated Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 15. Exhibits, Financial Statement Schedules (Restated).

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

ARTIUS ACQUISITION INC.

Date: April 30, 2021	By:	/s/ H. Boon Sim
Boon Sim
Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Drucker and Boon Sim and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Amendment No. 1 to Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles Drucker Charles Drucker	Executive Chairman of the Board of Directors	April 30, 2021

/s/ H. Boon Sim Boon Sim	Chief Executive Officer and Chief Financial Officer, Director (principal executive, financial and accounting officer)	April 30, 2021

/s/ Steven Alesio Steven W. Alesio	Director	April 30, 2021

/s/ Kevin Costello Kevin Costello	Director	April 30, 2021

/s/ Karen Richardson Karen Richardson	Director	April 30, 2021

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from January 24, 2020 (inception) through December 31, 2020, have been restated.

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

Houston, TX

March 4, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is April 30, 2021.

ARTIUS ACQUISITION INC.

BALANCE SHEET

DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current Assets
Cash	$1,123,407
Prepaid expenses	220,867

Total Current Assets	1,344,274

Cash and marketable securities held in Trust Account	724,716,476

Total Assets	$726,060,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	$220
Warrant Liability	78,048,668
Deferred underwriting fee payable	25,357,500

Total Liabilities	103,406,388

Commitments

Class A ordinary shares subject to possible redemption, 61,746,986 shares at redemption value	617,654,356

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 10,703,014 shares issued and outstanding (excluding 61,746,986 shares subject to possible redemption)	1,070
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 18,112,500 shares issued and outstanding	1,811
Additional paid-in capital	30,869,475
Accumulated deficit	(25,872,350)

Total Shareholders’ Equity	5,000,006

Total Liabilities and Shareholders’ Equity	$726,060,750

The accompanying notes are an integral part of the financial statements.

ARTIUS ACQUISITION INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Formation and operational costs	$3,028,992

Loss from operations	(3,028,992)

Other income (loss):
Interest earned on marketable securities held in Trust Account	212,516
Unrealized gain on marketable securities held in Trust Account	3,960
Change in fair value of derivative liability	(23,059,834)

Other income (loss)	(22,843,358)

Net loss	$(25,872,350)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	63,958,721

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Common stock	21,242,273

Basic and diluted net loss per share, Common stock	$(1.23)

The accompanying notes are an integral part of the financial statements.

ARTIUS ACQUISITION INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	18,112,500	1,811	23,189	—	25,000
Sale of 72,450,000 Units, net of underwriting discounts and offering costs	72,450,000	7,245	—	—	703,483,301	—	703,483,301
Initial classification of warrant liability					(54,988,834)		(54,988,834)
Class A ordinary shares subject to possible redemption	(61,746,986)	(6,175)	—	—	(617,648,181)	—	(617,654,356)
Net loss	—	—	—	—	—	(25,872,350)	(25,872,350)

Balance – December 31, 2020	10,703,014	$1,070	18,112,500	$1,811	$30,869,475	$(25,872,350)	$5,000,006

The accompanying notes are an integral part of the financial statements.

ARTIUS ACQUISITION INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(25,872,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(212,516)
Change in fair value of warrant liability	23,059,834
Non-cash compensation expense related to private placement warrants	566,333
Allocation of initial public offering proceeds to derivative liability	2,121,032
Unrealized gain on marketable securities held in Trust Account	(3,960)
Changes in operating assets and liabilities:
Prepaid expenses	(220,867)
Accrued expenses	220

Net cash used in operating activities	(562,274)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(724,500,000)

Net cash used in investing activities	(724,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	710,010,000
Proceeds from sale of Private Placement Warrants	16,990,000
Proceeds from promissory note – related party	215,215
Repayment of promissory note – related party	(215,215)
Payment of offering costs	(814,319)

Net cash provided by financing activities	726,185,681

Net Change in Cash	1,123,407
Cash – Beginning	—

Cash – Ending	$1,123,407

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$640,817,776

Change in value of Class A ordinary shares subject to possible redemption	$(23,163,420)

Deferred underwriting fee payable	$25,357,500

Initial classification of warrant liability	$54,988,834
Change in value of warrant liability	$23,059,834
Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$25,000

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

The registration statements for the Company’s Initial Public Offering became effective on July 13, 2020. On July 16, 2020, the Company consummated the Initial Public Offering of 72,450,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 9,450,000 Units, at $10.00 per Unit, generating gross proceeds of $724,500,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,326,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Artius Acquisition Partners LLC (the “Sponsor”), generating gross proceeds of $16,990,000, which is described in Note 6.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of July 13, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on July 16, 2020, September 30, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of July 16, 2020 (audited)
Warrant Liability	$—	$54,988,834	$54,988,834
Class A Common Stock Subject to Possible Redemption	695,806,610	(54,988,834)	640,817,776
Class A Common Stock	287	550	837
Additional Paid-in Capital	5,019,473	2,686,814	7,706,287
Accumulated Deficit	(21,169)	(2,687,365)	(2,708,534)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$57,117,434	$57,117,434
Class A Common Stock Subject to Possible Redemption	695,756,921	(57,117,434)	638,639,487
Class A Common Stock	288	571	859
Additional Paid-in Capital	5,069,161	4,815,393	9,884,554
Accumulated Deficit	(71,254)	(4,815,964)	(4,887,218)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$78,048,668	$78,048,668
Class A Common Stock Subject to Possible Redemption	695,703,020	(78,048,664)	617,654,356
Common Stock	290	780	1,070
Additional Paid-in Capital	5,123,060	25,746,415	30,869,475
Accumulated Deficit	(125,151)	(25,747,199)	(25,872,350)
Stockholders’ Equity	5,000,010	(4)	5,000,006

Statement of Operations for the Period from January 24, 2020 (inception) to September 30, 2020 (unaudited)
Formation and operational costs	(149,341)	(2,687,365)	(2,836,706)
Change in fair value of warrant liability	$—	$(2,128,600)	$(2,128,600)
Net loss	(71,254)	(4,815,964)	(4,887,218)
Weighted average shares outstanding, Common stock subject to possible redemption			64,081,778
Basic and diluted net income per share, Common stock subject to possible redemption		—	0.00
Weighted average shares outstanding, Common stock	17,406,749	1,741,313	19,148,062
Basic and diluted net loss per share, Common stock	(0.01)	(0.12)	(0.13)

Statement of Operations for the Period from January 24, 2020 (inception) to December 31, 2020 (audited)
Formation and operational costs	(341,627)	(2,687,365)	(3,028,992)
Change in fair value of warrant liability	$—	$(23,059,834)	$(23,059,834)
Net loss	(125,151)	(25,747,199)	(25,872,350)
Weighted average shares outstanding, Common stock subject to possible redemption			63,958,721
Basic and diluted net income per share, Common stock subject to possible redemption			0.00
Weighted average shares outstanding, Common stock	18,400,891	2,841,382	21,242,273
Basic and diluted net loss per share, Common stock	(0.02)	(1.21)	(1.23)

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Cash Flow Statement for the Period from January 24, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	(71,254)	(4,815,964)	(4,887,218)
Non-cash compensation expense related to private placement warrants	—	566,333	566,333
Allocation of initial public offering costs to derivative liability	—	2,121,032	2,121,032
Change in fair value of warrant liability	—	2,128,600	2,128,600
Initial classification of warrant liability	—	54,988,834	54,988,834
Initial classification of common stock subject to possible redemption	695,806,610	(54,988,834)	640,817,776
Change in value of common stock subject to possible redemption	(49,689)	(2,128,600)	(2,178,289)

Cash Flow Statement for the Period from January 24, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(125,151)	$(25,747,199)	$(25,872,350)
Non-cash compensation expense related to private placement warrants	—	566,333	566,333
Allocation of initial public offering costs to derivative liability	—	2,121,032	2,121,032
Change in fair value of warrant liability	—	23,059,834	23,059,834
Initial classification of warrant liability	—	54,988,834	54,988,834
Initial classification of common stock subject to possible redemption	695,806,610	(54,988,834)	640,817,776
Change in value of common stock subject to possible redemption	(103,590)	(23,059,830)	(23,163,420)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 35,476,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

For the Period from January 24, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	181,127
Unrealized gain on marketable securities held in Trust Account	3,375

Net income allocable to shares subject to possible redemption	$184,502

Denominator: Weighted Average Class A Common stock subject to possible redemption

Basic and diluted weighted average shares outstanding	63,958,721

Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(25,872,350)
Net income allocable to Class A Common stock subject to possible redemption	184,502

Non-Redeemable Net Loss	$(26,056,852)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	21,242,273

Basic and diluted net loss per share	$(1.23)

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 72,450,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 9,450,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,326,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $16,990,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 4, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 of the Company’s Class B ordinary shares (the “Founder Shares”). On June 24, 2020 and July 13, 2020, the Company effected share capitalizations resulting in the Sponsor holding an aggregate of 18,112,500 Founder Shares. The Founder Shares will automatically convert into Class A ordinary shares at the time of the completion of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Public Shares (or any successor securities thereto) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which Artius completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Artius’s Public Shareholders having the right to exchange their Public Shares (or any successor securities thereto) for cash, securities or other property.

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7. COMMITMENTS

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $25,357,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Consulting Arrangements

In September 2020, the Company entered into an acquisition support agreement with an unrelated party. Under the terms of the agreement, the Company will pay $215,000 a week plus expenses for services rendered. Payment for such services will become due and payable only upon the closing of the Company’s initial Business Combination. Interest will be charged at a rate of 8% per annum on fees incurred under the terms of the agreement. There have been no services provided under the agreement for the period ended December 31, 2020. For the period from January 1, 2021 through March 3, 2021 fees for services provided are approximately $450,000.

NOTE 8. SHAREHOLDERS’ EQUITY

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

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 10,703,014 Class A ordinary shares issued and outstanding, excluding 61,746,986 Class A ordinary shares subject to possible redemption.

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Public Shares (or any successor securities thereto) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which Artius completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Artius’s Public Shareholders having the right to exchange their Public Shares (or any successor securities thereto) for cash, securities or other property, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except if the reference value equals or exceeds $10.00 and is less than $18.00 (as described above), so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$724,716,476
Liabilities:
Warrant Liability – Public Warrants	1	53,130,000
Warrant Liability – Private Placement Warrants	2	24,918,668

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Warrants were valued as of July 16, 2020 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability adjusted volatility considering the probability of consummation of a Business Combination. The probability adjusted volatility as of the IPO date was derived from observable public warrant pricing on comparable `blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AACQW. For the subsequent measurements of the Private Warrants after the detachment of the Public Warrants from the Units, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities:

	Private	Public	Warrant
Fair value as of January 24, 2020	$—	$—	$—
Initial measurement on July 16, 2020	17,556,334	37,432,500	54,988,834
Change in valuation inputs or other[1]	7,362,334	15,697,500	23,059,834

Fair value as of December 31, 2020	$24,918,668	$53,130,000	$78,048,668

1.

Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $23,059,834 during the period from July 16, 2020 through December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

On February 16, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and between the Company, Zero Carbon Merger Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Merger Sub”), and Micromidas, Inc., a Delaware corporation doing business as Origin Materials (“Micromidas”).

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As a result of the Proposed Business Combination, each issued and outstanding Class A ordinary share and Class B ordinary share of the Company will convert into a share of Class A common stock and Class B common stock of Artius, respectively, and then such shares will each convert into a share of common stock of Origin (“Common Stock”), and each issued and outstanding warrant to purchase Class A ordinary shares of the Company will be exercisable by its terms to purchase an equal number of shares of Common Stock following the Business Combination. The aggregate stock consideration to be distributed to Micromidas’s holders at the effective time of the Merger (the “Effective Time”) is 78,213,000 shares of Common Stock, which is subject to certain downward adjustments pursuant to the Merger Agreement. At the Effective Time, by virtue of the Merger and without any action on the part of the Company, Merger Sub, Micromidas or the holders of any of Micromidas’s securities:

(a)

each share of Micromidas common stock (“Micromidas Common Stock”), series A preferred stock (“Micromidas Series A Preferred Stock”), series B preferred stock (“Micromidas Series B Preferred Stock”) and series C preferred stock (“Micromidas Series C Preferred Stock”), in each case outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive a number of shares of Common Stock equal to the Common Exchange Ratio, Series A Exchange Ratio, Series B Exchange Ratio and Series C Exchange Ratio, respectively, each as defined in the Merger Agreement (subject to certain adjustments as described in the Merger Agreement);

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

(e)

each option to purchase Micromidas Common Stock that is outstanding under Micromidas’s 2010 Stock Incentive Plan and the 2020 Equity Incentive Plan (the “Equity Incentive Plans”) (each, a “Company Option”) held by a former employee or service provider of Micromidas, Inc. (each, a “Former Employee Option”) that is vested and outstanding immediately prior to the Effective Time shall be deemed to have been exercised, on a net exercise basis with respect to the applicable exercise price and any required withholding or employment taxes thereon, immediately prior to the Closing and settled in the applicable number of shares of Micromidas Common Stock, rounded down to the nearest whole share, and treated in accordance with clause (a) above. Each Former Employee Option that is unvested and outstanding immediately prior to the Effective Time shall be automatically cancelled at the Closing without the payment

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

of consideration. From and after the Closing, except with respect to the holder’s right to receive Common Stock, if any, the Former Employee Option shall be cancelled and cease to be outstanding and the holder shall cease to have any rights with respect thereto;

(f)

each Company Option (other than a Former Employee Option), whether vested or unvested, will be assumed by Artius and converted into an option to purchase shares of Common Stock (each, a “Converted Option”) equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Micromidas Common Stock subject to such Company Option immediately prior to the Effective Time and (b) the Common Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Company Option immediately prior to the Effective Time divided by (ii) the Common Exchange Ratio; provided, however, that the exercise price and the number of shares of Common Stock purchasable pursuant to such Converted Options shall be determined in a manner consistent with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”); provided, further, however, that in the case of such Company Option to which Section 422 of the Code applies, the exercise price and the number of shares of Common Stock purchasable pursuant to such option shall be determined in accordance with the foregoing, subject to such adjustments in a manner consistent with Treasury Regulation Section 1.424-1, such that the Converted Option will not constitute a modification of such Company Option for purposes of Section 409A or Section 424 of the Code. Except as specifically provided above, following the Effective Time, each Converted Option shall continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Company Option immediately prior to the Effective Time. At or prior to the Effective Time, the Company shall take any actions that are necessary to effectuate the treatment of the Company Options pursuant to this paragraph.

As additional consideration for the Merger, after the Effective Time, Origin will issue to certain holders of Micromidas’s securities up to 25 million additional shares of Common Stock (the “Earnout Shares”) as follows: (i) one third of the Earnout Shares will be issued when the volume weighted average price of Common Stock (“VWAP”) equals or exceeds $15.00 for 10 consecutive trading days during the three year period following the closing of the Proposed Business Combination, (ii) one third of the Earnout Shares will be issued when VWAP equals or exceeds $20.00 for 10 consecutive trading days during the four year period following the closing of the Proposed Business Combination, and (iii) one third of the Earnout Shares will be issued when VWAP equals or exceeds $25.00 for 10 consecutive trading days during the five year period following the closing of the Proposed Business Combination.

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

ARTIUS ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Concurrently with the execution of the Merger Agreement, the Company entered into the following agreements:

•

Subscription Agreements with certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 20,000,000 newly issued shares of Common Stock in connection with the closing of the Proposed Business Combination for aggregate gross proceeds of $200,000,000 (the “PIPE Placement”);

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

•

A Lock-up Agreement, pursuant to which the Sponsor, certain executive officers and directors of Micromidas and certain existing stockholders of Micromidas agreed to restrict, among other things, the transfer of Company securities held by such holders immediately following the Closing until the earliest to occur of (i) 365 days after the date of the Closing, (ii) the first day after the date on which the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing, or (iii) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Closing date that results in all of the public stockholders of the Company having the right to exchange their shares of Common Stock for cash, securities or other property.