Form 10-Q
period 2021-03-31
Artius Acquisition Inc.
filed 2021-05-18
CIK 1802457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 16, 2021, there were 72,450,000 Class A ordinary shares, $0.0001 par value per share, and 18,112,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ARTIUS ACQUISITION INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

ARTIUS ACQUISITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$359,067	$1,123,407
Prepaid expenses	241,813	220,867

Total Current Assets	600,880	1,344,274
Marketable securities held in Trust Account	724,779,404	724,716,476

TOTAL ASSETS	$725,380,284	$726,060,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$168,614	$220

Total Current Liabilities	168,614	220
Warrant liability	61,019,868	78,048,668
Deferred underwriting fee payable	25,357,500	25,357,500

Total Liabilities	$86,545,982	$103,406,388

Commitments
Class A ordinary shares subject to possible redemption, 63,358,995 and 61,746,986 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	633,834,294	617,654,356
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 9,091,005 and 10,703,014 shares issued and outstanding (excluding 63,358,995 and 61,746,986 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	909	1,070
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 18,112,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,811	1,811
Additional paid-in capital	14,689,698	30,869,475
Accumulated deficit	(9,692,410)	(25,872,350)

Total Shareholders’ Equity	5,000,008	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$725,380,284	$726,060,750

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTIUS ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31	For Period January 24, 2020 to March 31
	2021	2020
Operating and formation costs	$911,788	$9,069

Loss from operations	(911,788)	(9,069)
Other income (loss):
Interest earned on marketable securities held in Trust Account	62,928	—
Change in fair value of warrant liability	17,028,800	—

Net income (loss)	$16,179,940	$(9,069)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	61,746,986	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	28,815,514	15,750,000
Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.56	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTIUS ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 01, 2021	10,703,014	$1,070	18,112,500	$1,811	$30,869,475	$(25,872,350)	$5,000,006
Change in value of ordinary share subject to redemption	(1,612,009)	(161)	—	—	(16,179,777)	—	(16,179,938)
Net income	—	—	—	—	—	16,179,940	16,179,940

Balance – March 31, 2021	9,091,005	$909	18,112,500	$1,811	$14,869,698	$(9,692,410)	$5,000,008

FOR THE PERIOD FROM JANUARY 24, 2020 (INCEPTION) THROUGH MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	18,112,500	1,811	23,189	—	25,000
Net loss	—	—	—	—	—	(9,069)	(9,069)

Balance – March 31, 2020	—	$—	18,112,500	$1,811	$23,189	$(9,069)	$15,931

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTIUS ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For Period January 24, 2020 to March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$16,179,940	$(9,069)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(62,928)	—
Change in fair value of warrant liability	(17,028,800)	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,946)	—
Accrued expenses	168,394	9,069

Net cash used in operating activities	$(764,340)	$—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	76,500
Payment of offering costs	—	(76,500)

Net cash used in financing activities:	—	—

Net Change in Cash	(764,340)	—
Cash – Beginning	1,123,407	—

Cash – Ending	$359,067	$—

Non-Cash Investing and Financing Activities:
Deferred offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$381,329

Change in value of Class A ordinary shares subject to possible redemption	$16,179,938	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company has one subsidiary, Zero Carbon Merger Sub, Inc., a direct wholly owned subsidiary incorporated in Delaware on February 11, 2021.

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Going Concern Consideration

At March 31, 2021, we have $359,067 in our operating bank accounts, $725,779,404 in cash and marketable securities held in the Trust Account, to be used if the Proposed Business Combination (or an alternative initial business combination transaction) is consummated to redeem the Public Shares with respect to which Artius stockholders have properly exercised their redemption rights, to pay certain expenses in connection with such business combination transaction and the Artius IPO and thereafter for general corporate purposes, and working capital of $432,266.

If the Proposed Business Combination is not consummated, the Company will use the funds not held in the Trust Account to identify and evaluate alternative prospective acquisition candidates, perform due diligence on alternative prospective target businesses, pay related costs and expenses, select an alternative target company to acquire, and negotiate and consummate an initial business combination transaction.

If the Proposed Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Proposed Business Combination (or an alternative initial business combination transaction) is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A as filed with the SEC on May 3, 2021. The interim results for the three months ended March 31, 2021 and the period January 24, 2020 to March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 8).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 35,476,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	For the Period from January 24, 2020 (Inception) through March 31, 2020
Class A ordinary shares subject to possible redemption
Numerator: Earnings attributable to ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$55,031	$—
Unrealized gain (loss) on marketable securities held in Trust Account	—	—
Less: interest available to be withdrawn for payment of taxes	—	—

Net income attributable	$55,031	$—

Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	61,746,986	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$16,179,940	$(9,069)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(55,031)	—

Non-Redeemable Net Loss	$16,124,909	$(9,069)

Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	28,815,514	15,750,000

Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.56	$(0.00)

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on July 14, 2020, the Company will pay an affiliate of the Sponsor up to $25,000 per month for accounting, bookkeeping, office space, IT support, professional, secretarial and administrative services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021 and the period from January 24, 2020 through March 31, 2020, the Company incurred and paid $75,000 and $0, respectively, in fees for these services.

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

Consulting Arrangements

In September 2020, the Company entered into an acquisition support agreement with an unrelated party. Under the terms of the agreement, the Company will pay $215,000 a week plus expenses for services rendered. Payment for such services will become due and payable only upon the closing of the Company’s initial Business Combination. Interest will be charged at a rate of 8% per annum on fees incurred under the terms of the agreement. For the three months ended March 31, 2021, fees for services provided are approximately $450,000.

12

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Agreement and Plan Merger and Reorganization

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 9,091,005 Class A ordinary shares issued and outstanding, excluding 63,358,995 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were 10,703,014 Class A ordinary shares issued and outstanding, excluding 61,746,986 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 18,112,500 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$724,779,404	$724,716,476
Liabilities:
Warrant liability – Public Warrants	1	41,538,000	53,130,000
Warrant Liability – Private Placement Warrants	2	19,481,868	24,918,668

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

ARTIUS ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private	Public	Warrant
Fair value as of January 1, 2021	$24,918,668	$53,130,000	$78,048,668
Change in valuation	(5,436,800)	(11,592,000)	(17,028,800)

Fair value as of March 31, 2021	$19,481,868	$41,538,000	$61,019,868

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had net income of $16,179,940, which consists of a decrease in the fair value of the warrant liability of $17,028,800 and operating costs of $911,788, offset by interest earned on marketable securities held in our Trust Account of $62,928.

For the period from January 24, 2020 (inception) through March 31, 2020, we had a net loss of $9,069, which consists exclusively of operating and formation costs.

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

For the three months ended March 31, 2021, net cash used in operating activities was $764,340, consisting of net income of $16,179,940, a non-cash charge relating to the decrease in fair value of the warrant liability of $17,028,800 and interest earned on marketable securities held in the Trust Account and not available for operations of $62,928. Changes in operating assets and liabilities generated $147,448 of cash from operating activities.

For the period January 24, 2020 through March 31, 2020, net cash used in operating activities was $0, consisting of a net loss of $9,069 offset by changes in operating assets and liabilities of $9,069.

At March 31, 2021, we had investments held in the Trust Account of $724,779,404. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $359,067 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Consulting Arrangements

In September 2020, the Company entered into an acquisition support agreement with an unrelated party. Under the terms of the agreement, the Company will pay $215,000 a week plus expenses for services rendered. Payment for such services will become due and payable only upon the closing of the Company’s initial Business Combination transaction. Interest will be charged at a rate of 8% per annum on fees incurred under the terms of the agreement. For the three months ended March 31, 2021, fees for services provided are approximately $450,000.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 8).

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net loss per ordinary common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective. We are implementing remedial measures that we believe will effectively remedy the material weakness as more fully described in Part II, Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021.

21

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the conclusion on April 25, 2021 that our disclosure controls and procedures were not effective, we have begun implementing remedial measures that we believe will effectively remedy the material weakness as more fully described in Part II, Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 3, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1***	Business Combination Agreement, dated as of February 16, 2021 (incorporated by reference to Exhibit 2.1 filed with Company’s Form 8-K filed by the Company on February 17, 2021 (File No. 001-39378)).

3.1***	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-39378)).

4.1***	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on July 2, 2020 (File No. 333-239421)).

4.2***	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on July 2, 2020 (File No. 333-239421)).

4.3***	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on July 2, 2020 (File No. 333-239421)).

4.4***	Warrant Agreement, dated as of July 13, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-29378)).

10.1***	Form of Letter Agreements, dated July 13, 2020, between the Company and each of its officers and directors, and the Sponsor (incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-39378)).

10.2***	Investment Management Trust Agreement, dated as of July 13, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-39378)).

10.3***	Registration Rights Agreement, dated as of July 13, 2020, among the Company, the Sponsor and certain security holders (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-39378)).

10.4***	Private Placement Warrants Purchase Agreement, dated as of July 13, 2020, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-39378)).

10.5***	Form of Indemnity Agreements, dated as of July 13, 2020, between the Company and each of its officers and directors (incorporated herein by reference to Exhibit 10.6, 10.7 , 10.8 and 10.9 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-39378)).

10.6***	Administrative Services Agreement, dated July 2, 2020 between the Company and Artius Management LLC (incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed by the Company on July 16, 2020 (File No. 001-39378)).

10.7***	Form of Transaction Support Agreement, dated as of February 16, 2021 (incorporated by reference to Exhibit 10.3 filed with Company’s Form 8-K filed by the Company on February 17, 2021 (File No. 001-39378)).

10.8***	Form of Sponsor Letter Agreement, dated as of February 16, 2021, (incorporated by reference to Exhibit 10.2 filed with Company’s Form 8-K filed by the Company on February 17, 2021 (File No. 001-39378)).

10.9***	Form of Subscription Agreement, dated as of February 16, 2021 (incorporated by reference to Exhibit 10.1 filed with Company’s Form 8-K filed by the Company on February 17, 2021 (File No. 001-39378)).

10.10***	Form Lock-Up Agreement, dated as of February 16, 2021 (incorporated by reference to Exhibit 10.4 filed with Company’s Form 8-K filed by the Company on February 17, 2021 (File No. 001-39378)).

24.1**	Power of Attorney (included on the signature pages herein).

31.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	Previously filed and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIUS ACQUISITION INC.

Date: May 17, 2021		/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)