Form 10-Q
period 2021-09-30
Origin Materials, Inc.
filed 2021-11-12
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 001-39378
__________________________
ORIGIN MATERIALS, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	87-1388928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 Riverside Parkway, Suite 10 West Sacramento, CA	95605
(Address of principal executive offices)	(Zip Code)
(916) 231-9329
(Registrant’s telephone number, including area code)
N/A
(Former name or former address, if changed since last report)
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 141,254,685, as of November 11, 2021.

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•any further changes to the Company’s financial statements or this Report that may be required due to SEC comments or further guidance regarding the accounting treatment of the Assumed Common Stock Warrants (as defined in Note 15 to the unaudited condensed consolidated financial statements in this Report);
•the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting;
•the Company’s ability to remediate the material weakness in its internal control over financial reporting;
•the quantitative effects of the restatement of our previously issued consolidated financial statements as of and for the period ended December 31, 2020;
•costs related to the Business Combination (as defined herein) and the Company’s ability to recognize the anticipated benefits of the Business Combination;
•the Company’s future financial and business performance, including financial projections and business metrics;
•changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•the Company’s ability to scale in a cost-effective manner;
•the Company’s ability to raise capital;
•the Company’s ability to secure additional project financing and government incentives;
•the Company’s ability to complete construction of its plants in the expected timeframe and in a cost-effective manner;
•the Company’s ability to procure necessary capital equipment and to produce its products in large commercial quantities;
•the impact of government laws and regulations and liabilities thereunder, including any decline in the value of carbon credits;
•any increases or fluctuations in raw material costs;
•the ability to maintain the listing of the Company’s common stock on the Nasdaq; and

•the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic.
Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$459,288	$1,309
Restricted cash	$490	$565
Other receivables	$262	$48
Grants receivable	$16	$—
Prepaid expenses and other current assets	$3,862	$144
Total current assets	463,918	2,066
Property, plant, and equipment, net	$49,951	$45,104
Intangible assets, net	$225	$258
Total assets	$514,094	$47,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,783	$2,700
Accrued expenses	$1,135	$593
Derivative liability	$—	$1,239
Stockholder convertible notes payable	$—	$3,232
Total current liabilities	2,918	7,764

PPP Loan	$—	$906
Earnout liability	$136,199	$—
Canadian Government Research and Development Program Liability	$6,485	$6,197
Redeemable convertible preferred stock warrants	$—	$19,233
Assumed common stock warrants liability	$55,698	$—
Stockholder note	$5,189	$5,189
Related party other liabilities, long-term	$5,669	$5,517
Other liabilities, long-term	$2,984	$2,500
Total liabilities	215,142	47,306

Commitments and contingencies (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 136,754,685 and 70,266,925, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	6
Additional paid-in capital	360,566	98,620
Accumulated deficit	(62,035)	(98,888)
Accumulated other comprehensive income	408	384
Total stockholders’ equity	298,952	122
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$514,094	$47,428
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Operating Expenses
Research and development	$1,957	$1,190	$5,605	$3,313
General and administrative	5,043	737	13,210	2,040
Depreciation and amortization	126	102	363	306
Total operating expenses and loss from operations	7,126	2,029	19,178	5,659

Other (income) expenses
Interest expense, net of capitalized interest	—	54	2,839	167
Change in fair value of derivative liability	—	67	1,426	52
	—	—	—	—
Change in fair value of warrants liability	(13,481)	1,024	7,363	1,128
Change in fair value of earnout liability	(21,511)	—	(67,008)	—
Other income, net	(27)	(68)	(651)	(237)
Total other (income) expenses, net	(35,019)	1,077	(56,031)	1,110
Net income (loss)	27,893	(3,106)	36,853	(6,769)

Other comprehensive income (loss)

Foreign currency translation adjustment, net of tax	(1,068)	(3,613)	24	(1,010)
Total comprehensive income (loss)	26,825	(6,719)	36,877	(7,779)
Net income (loss) per share, basic	$0.20	$(0.05)	$0.41	$(0.11)
Net income (loss) per share, diluted	$0.20	$(0.05)	$0.39	$(0.11)
Weighted-average common shares outstanding, basic	136,749,956	62,545,275	89,244,640	62,544,818
Weighted-average common shares outstanding, diluted	141,239,965	62,545,275	94,029,056	62,544,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

	Redeemable Convertible Preferred Stock										Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Series A		Series B		Series C		Legacy Origin Common Stock		Common Stock
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, June 30, 2020	—	—	—	—	—	—	—	—	62,545,275	$6	$97,007	$(72,248)	$2,193	$26,958
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	60	—	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,106)	—	(3,106)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,613)	(3,613)
BALANCE, September 30, 2020	—	—	—	—	—	—	—	—	62,545,275	$6	$97,067	$(75,354)	$(1,420)	$20,299

	Redeemable Convertible Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Series A			Series B		Series C		Legacy Origin Common Stock			Common Stock
Nine Months Ended September 30, 2020	Shares	Amount		Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount
BALANCE, December 31, 2019 (as previously reported)	13,204,284	$31,478		6,275,704	$41,125	1,590,675	$23,380	1,283,788		$—	—	$—	$1,011	$(68,585)	$(410)	$(67,984)
Retrospective application of the recapitalization due to the Business Combination (Note 4)	(13,204,284)	(31,478)		(6,275,704)	(41,125)	(1,590,675)	(23,380)	(1,283,788)		—	62,542,363	6	95,977	—	—	95,983
Balance at December 31, 2019, effect of Business Combination (Note 4)	—	—	—	—	—	—	—	—	—	—	62,542,363	6	96,988	(68,585)	(410)	27,999
Common stock issued upon exercise of stock options	—	—		—	—	—	—	—		—	2,912	—	1	—	—	1
Stock-based compensation	—	—		—	—	—	—	—		—	—	—	78	—	—	78
Net loss	—	—		—	—	—	—	—		—	—	—	—	(6,769)	—	(6,769)
Other comprehensive loss	—	—		—	—	—	—	—		—	—	—	—	—	(1,010)	(1,010)
BALANCE, September 30, 2020	—	—		—	—	—	—	—		—	62,545,275	$6	$97,067	$(75,354)	$(1,420)	$20,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(In Thousands, Except Share Amounts)

	Redeemable Convertible Preferred Stock												Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Series A		Series B		Series C		Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, June 30, 2021	—	—	—	—	—	—	—	—	136,748,470	$13	$359,928	$(89,928)	$1,476	$271,489
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	6,215	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	636	—	—	636
Net income	—	—	—	—	—	—	—	—	—	—	—	27,893	—	27,893
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,068)	(1,068)
BALANCE, September 30, 2021	—	—	—	—	—	—	—	—	136,754,685	$13	$360,566	$(62,035)	$408	$298,952

	Redeemable Convertible Preferred Stock													Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Series A		Series B		Series C		Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2020 (as previously reported)	13,204,284	$31,478	6,275,704	$41,125	1,590,675	$23,380	1,285,164	$—	—	$—	$2,643	$(98,888)	—	$384	$(95,861)
Retrospective application of the recapitalization due to the Business Combination (Note 4)	(13,204,284)	(31,478)	(6,275,704)	(41,125)	(1,590,675)	(23,380)	(1,285,164)	—	62,545,275	6	95,977	—	—	—	95,983
Balance at December 31, 2020, effect of Business Combination (Note 4)	—	—	—	—	—	—	—	—	62,545,275	6	98,620	(98,888)		384	122
Reclassification of stockholders’ convertible notes payable	—	—	—	—	—	—	—	—	2,049,191	—	20,491	—		—	20,491
Reclassification of redeemable convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	5,554,440	—	54,267	—		—	54,267
Business Combination, net of redemptions and equity issuance costs of $37 million	—	—	—	—	—	—	—	—	66,481,545	7	385,405	—		—	385,412
Reclassification of equity to liability related to earn out provisions of Business Combination (see note 13)	—	—	—	—	—	—	—	—	—	—	(203,082)	—		—	(203,082)
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	124,234	—	57	—		—	57
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,808	—		—	4,808
Net income	—	—	—	—	—	—	—	—	—	—	—	36,853		—	36,853
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—		24	24
BALANCE, September 30, 2021	—	—	—	—	—	—	—	—	136,754,685	$13	$360,566	$(62,035)		$408	$298,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$36,853	$(6,769)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	362	306
Stock-based compensation	4,808	78
Amortization of debt issuance costs	14	130
Accretion of debt discount	2,211	40
Change in fair value of derivative liability	1,426	52
Change in fair value of warrants liability	7,363	1,128
Change in fair value of earnout liability	(67,008)	—
Changes in operating assets and liabilities:
Other receivables	(214)	954
Grants receivable	(16)	87
Prepaid expenses and other current assets	(3,677)	3
Accounts payable	(1,063)	(301)
Accrued expenses	3,173	196
Related party payable	152	205
Net cash used in operating activities	(15,616)	(3,891)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(5,113)	(1,404)
Net cash used in investing activities	(5,113)	(1,404)
Cash flows from financing activities
Proceeds from notes payable, net of debt issuance costs	11,707	906
Proceeds of short-term debt	—	501
Payment of short-term debt	(906)	—
Proceeds from Canadian Government Research and Development Program	287	1,205
Issuance of common stock	56	1
Business combination, net of issuance costs paid	467,530	—
Net cash provided by financing activities	478,674	2,613
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(41)	58
Net increase (decrease) in cash and cash equivalents, and restricted cash	457,904	(2,624)
Cash and cash equivalents, and restricted cash, beginning of the period	1,874	3,612
Cash and cash equivalents, and restricted cash, end of the period	$459,778	$988
Supplemental disclosure of cash flow information
Conversion of stockholder convertible notes payable to common stock	$20,493	$—
Reclassification of redeemable convertible preferred stock warrants to common stock	$54,267	$—
Reclassification of contingently issued equity to liability	$203,082	$—
Net assets assumed from business combination	$81,364	$—
Debt discount related to derivative liability	$2,196	$—
Business combination transaction costs, accrued but not paid	$609	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Business
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
The Company is currently developing and constructing its first manufacturing plant in Ontario, Canada (Origin 1), which is expected to become operational in 2022. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant (Origin 2), with which is expected to become operational in 2025.
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
For additional information on the Business Combination, please refer to Note 4, Business Combination, to these condensed consolidated financial statements.

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
2.Risks and Liquidity
Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company now believes that the Business Combination has provided substantial liquidity and that its $460 million of cash and cash equivalents and restricted cash will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

3.Summary of Significant Accounting Policies
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
Legacy Origin was determined to be the accounting acquirer based on the following predominant factors:
•the Company’s Board of Directors (the “Board”) and management are primarily composed of individuals associated with Legacy Origin;
•Legacy Origin’s senior management comprise the senior management roles of the Company and are responsible for the day-to-day operations;
•the Company assume the “doing business as” name of the Legacy Origin; and
•The intended strategy and operations of the Company continue Legacy Origin’s current strategy and operations as a carbon negative materials company with a mission to enable the world’s transition to sustainable materials.
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Origin. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio (as defined below) established in the Business Combination.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock and valuation of convertible preferred stock warrants prior to the Business Combination, valuation of the earnout liability, valuation of assumed common stock warrants liability, carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, stock-based compensation expense, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2021, the interim Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
In October 2019, the Company entered into an escrow agreement for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At September 30, 2021 and December 31, 2020, the escrow account had a balance of $0.3 million.
In October 2018, the Company entered into a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At September 30, 2021 and December 31, 2020, the standby letter of credit was $0.2 million.
Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$459,288	$1,309
Restricted cash	$490	$565
Total cash, cash equivalents, and restricted cash	$459,778	$1,874
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
AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $2.7 million (in Canadian dollars) through March 2022. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expense based on the nature of the cost the grant is reimbursing. During the nine months ended September 30, 2021 and 2020 the Company received $0.1 million and $0.1 million in grants, recorded in other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. Existing useful lives range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. Major additions and improvements are capitalized, while replacements, repairs, and maintenance that do not extend the life of an asset are charged to operations. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation or amortization are removed from the accounts. Costs incurred to acquire, construct or install property, plant, and equipment during the construction stage of a capital project and costs capitalized in conjunction with major improvements that have not yet been placed in service are recorded as construction in progress, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. The estimated useful lives of assets are as follows:

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the nine month period ended September 30, 2021 and 2020, no impairment was identified.
Government Loans
Government loans are classified as a noncurrent liability and recorded at amortized cost. Forgiveness of the balances due is recorded through earnings and occurs when there is confirmation from the governmental authority that the Company has complied with the conditions for forgiveness attached to the loan.
Debt Issuance Costs
The costs incurred in connection with the issuance of debt obligations, principally financing and legal costs, are capitalized. These costs are accreted over the term of the debt using the interest method. During the nine months ended September 30, 2021 and 2020, accretion expense for debt issuance cost was $2.2 million and $0 million, respectively.
Redeemable Convertible Preferred Stock Warrants Liability
Free-standing warrants issued by Legacy Origin for the purchase of shares of its convertible preferred stock were classified as liabilities on the accompanying balance sheets at fair value using an Option-Pricing Model (“OPM”). Prior to the Business Combination, the liability recorded was adjusted for changes in the fair value at each reporting date and recorded as interest expense in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of the Business Combination, the Legacy Origin warrants each converted into a warrant to purchase shares of the Company’s Common Stock converted at the Exchange Ratio. The fair value of the warrants upon consummation of the Business Combination (see Note 4), as adjusted based on the price of the underlying Common Stock, was reclassified to additional paid-in capital.
Assumed Common Stock Warrants Liability
The Company assumed 24,150,000 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of September 30, 2021, 24,150,000 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants do not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock

Warrant liabilities within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 6.
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
Assumptions used to value the equity instruments are as follows:
•Expected term – The expected term of the options is based on the simplified method, which takes into consideration the grant’s contractual life and vesting period and assumes that all options will be exercised between the vesting date and the contractual term of the option which averages an award’s vesting term and its contractual term.
•Expected volatility – The Company uses the trading history of various companies in its industry sector in determining an estimated volatility factor.
•Expected dividend – The Company has not declared common stock dividends and does not anticipate declaring any common stock dividends in the foreseeable future.
•Forfeiture – The Company estimates forfeitures based on historical activity and considers voluntary and involuntary termination behavior as well as analysis of actual historical option forfeitures, netting the estimated expense by the derived forfeiture rate.
•Risk-free interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for nonmonetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net loss but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net loss in the period in which they occur. These amounts are included in other income, net, of the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Comprehensive Income (Loss)
The Company’s comprehensive income or loss consists of net income or loss and other comprehensive income (loss). Foreign currency translation gains and losses are included in the Company’s other comprehensive income or loss.
Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation, the convertible preferred stock, common stock options, convertible preferred stock warrants, common stock warrants, convertible notes, earnout shares, and Sponsor Vesting Shares (as defined below) are considered to be potentially dilutive securities. Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. All series of the Company’s convertible preferred stock are considered to be participating securities because, in addition to cumulative dividends, all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The two-class method requires income or loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income or loss for the period had been distributed. The holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Accordingly, the Company’s net income (loss) is attributed entirely to common stockholders. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months and nine months ended September 30, 2021, noting the Company has reflected the reverse recapitalization pursuant to the Business Combination for all periods presented within the unaudited Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity.
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
As of September 30, 2021 and December 31, 2020, the Company had $50.1 million and $45.4 million, respectively, of assets located outside of the United States.
Emerging Growth Company Status
Following the closing of the Business Combination, the Company is an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to avail itself of the extended transition period and, therefore, while the Company is an EGC it will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not EGCs, unless it chooses to early adopt a new or revised accounting standard. As a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company will no longer qualify as an emerging growth company for Securities Act or Exchange Act reporting after December 31, 2021.
4.Business Combination
On June 25, 2021, Legacy Origin and Artius completed the Business Combination pursuant to the Merger Agreement with Legacy Origin (Micromidas, Inc.) surviving the merger as a wholly owned subsidiary of Artius, which became Origin Materials, Inc. Cash proceeds from the Business Combination totaled approximately $467.5 million, which included funds held in Artius’s trust account and the completion of the concurrent PIPE and Backstop Financing.
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
The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Legacy Origin issuing stock for the net assets of Artius, accompanied by a recapitalization, with Artius treated as the acquired company for accounting purposes. The determination of Artius as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Legacy Origin will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy Origin’s senior management will comprise all of the senior management of the combined company. The net assets of Artius were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Legacy Origin. The shares and corresponding capital amounts and loss per share related to Legacy Origin’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Legacy Origin share for approximately 2.11 shares of the Company, the “Conversion Ratio”).
In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $36.7 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the Condensed Consolidated Balance Sheet as of September 30, 2021.
PIPE Financing
Concurrent with the execution of the Business Combination, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for and purchased an aggregate of 20,000,000 shares of Common Stock for an aggregate purchase price of $200.0 million.
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

Summary of Net Proceeds
The following table summarizes the elements of the net proceeds from the Business Combination at the date of acquisition (in thousands):

Cash—Trust Account (net of redemptions of $439 million)	$260,448
Cash	60
Cash—PIPE & Backstop Financing	243,000
Non-cash net assets assumed from Artius	40
Less: Fair value of assumed common stock warrants	(83,370)
Less: Underwriting fees and other issuance costs paid prior to the date of acquisition	(34,773)
Additional Paid-in-Capital from Business Combination, net of issuance costs paid	$385,405
Less: Non-cash net assets assumed from Artius	(40)
Add: Non-cash fair value of assumed common stock warrants	83,370
Add: Other issuance costs included in accounts payable and accrued liabilities	761
Less: Accrued liabilities extinguished through proceeds from Business Combination	(1,966)
Cash proceeds from the Business Combination	$467,530
Summary of Shares Issued
The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Artius shares outstanding prior to the Business Combination, excluding 4,500,000 Sponsor Vesting Shares	86,062,500
Less: redemption of Artius shares	43,880,956
Shares issued pursuant to the PIPE and Backstop Financing	24,300,001
Business Combination and PIPE Financing shares, excluding 4,500,000 Sponsor Vesting Shares	66,481,545
Conversion of Legacy Origin Series A preferred stock for common stock	33,783,099
Conversion of Legacy Origin Series B preferred stock for common stock	19,755,784
Conversion of Legacy Origin Series C preferred stock for common stock	6,286,349
Conversion of Legacy Origin convertible notes for common stock	2,049,212
Conversion of Legacy Origin common stock for common stock	2,838,041
Issuance of common stock upon exercise of warrants	5,554,440
Total shares of the Company common stock outstanding immediately following the Business Combination	136,748,470
The 4,500,000 of Sponsor Vesting Shares (Note 13) are not issued shares and are not included in the table, above.
5.Recent Accounting Pronouncements
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. This update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheets. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will become effective for the Company for the current annual reporting period ending December 31, 2021 and interim periods thereafter. The Company expects that the adoption of this standard will have a material effect on our consolidated financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new right-of-use assets and lease liabilities on our consolidated balance sheet for our building operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and the effective date.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. This guidance will become effective for the Company for the current annual reporting period ending December 31, 2021 and interim periods thereafter. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.
In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying U.S. GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The provisions of the new standard may be adopted as of the beginning of the reporting period when the election is made until December 31, 2022. The Company is evaluating the impact this ASU will have on its financial position, results of operations, cash flows, and disclosures. The Company has not elected an adoption date.
6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$459,778	$—	$—	$459,778
Total fair value	$459,778	$—	$—	$459,778
Liabilities:
Assumed common stock warrants (Public)	$37,916	$—	$—	$37,916
Assumed common stock warrants (Private Placement)	$—	$17,783	$—	$17,783
Earnout liability	$—	$—	$136,199	$136,199
Total fair value	$37,916	$17,783	$136,199	$191,898

	Fair Value as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$1,874	$—	$—	$1,874
Total fair value	$1,874	$—	$—	$1,874
Liabilities:
Redeemable convertible preferred stock warrants liability	$—	$—	$19,233	$19,233
Derivative liability	—	—	1,239	1,239
	$—	$—	$20,472	$20,472
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
As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.
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
Derivative Liability
The Company evaluated the stockholder convertible notes payable in accordance with ASC 815, Derivatives and Hedging and determined that the embedded components of these contracts qualify as a derivative to be separately accounted for as a liability. The Company records the fair value of the embedded components in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a model that estimated the value that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. The fair value of the derivative liabilities is revalued on each balance sheet date with a corresponding gain or loss recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table sets forth a summary of the activities of the Company’s redeemable convertible preferred stock warrant liability and derivative liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

	Three Months Ended September 30,
(in thousands)	2021	2020
Beginning warrant liability balance	$—	$840
Change in fair value of warrants liability	—	1,024
Reclassification to APIC upon recapitalization	—	—
Ending warrant liability balance	$—	$1,864

	Three Months Ended September 30,
(in thousands)	2021	2020
Beginning derivative liability balance	$—	$135
Change in fair value	—	67
Ending derivative liability balance	$—	$202

7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Land	$222	$39
Pilot plant	5,476	5,237
Lab equipment	2,167	1,958
Machinery and equipment	655	655
Computer and other equipment	330	295
Construction in process	48,471	43,962
	57,321	52,146
Less accumulated depreciation and amortization	(7,370)	(7,042)
Total property, plant, and equipment, net	$49,951	$45,104
For the three months ended September 30, 2021 and 2020, depreciation expense totaled $0.1 million.
At September 30, 2021 and December 31, 2020, the Company capitalized $0.9 million and $0.7 million, respectively, of interest cost into Origin 1. At September 30, 2021 and December 31, 2020 a cumulative translation adjustment of $1.2 million and $0.9 million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.
8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Patents	$431	$430
Less accumulated amortization	(206)	(172)
	$225	$258
The weighted average useful life of the intangible assets was 9.87 years. For the three months ended September 30, 2021 and 2020, amortization expense was $0.0 million and $0.0 million, respectively.
9.Consortium Agreement
The Company has entered into consortium agreements with counterparties to collaborate on development of a process to commercialize bio-based, decarbonizing materials for application on an industrial scale at a competitive price. Under the consortium agreement, the Company received $0.5 million. The agreements expire once performance of the research and development program has been completed. At the time the consortium agreements were entered into, several of the counterparties were related parties (Note 11).
In 2020, an additional counterparty, that is an unrelated party, was added to the consortium agreement. During three months ended September 30, 2021 and 2020, the Company received $0 under the consortium agreement which was recorded as other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
10.PPP Loan
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
The PPP Loan was paid in full during the nine months ended September 30, 2021.

11.Related Party Transactions
Consortium Agreements
In December 2016, the Company entered into a consortium agreement (Note 9) with two Legacy Origin Series B preferred stock investors to collaborate on development of a process to commercialize bio-based, decarbonizing materials for application on an industrial scale at a competitive price. Under the consortium agreement, the Company received $0.5 million. The agreement expires once performance of the research and development program has been completed.

In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of September 30, 2021, the Legacy Origin Series C Investor had not invested any funds in the consortium.
Offtake Agreements
The Company maintains four separate offtake supply agreements (the “Offtake Agreements”). All are with Legacy Origin stockholders or affiliates of Legacy Origin stockholders. Pursuant to the Offtake Agreements, the Company will construct manufacturing plants with specific capacity and product quality requirements within certain timeframes for the manufacture of product for sale to the counterparties to the agreements, and the counterparties will make minimum annual purchases at a set price, subject to adjustments, all as defined in the agreements.
The Offtake Agreements allow the customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under two of these agreements, if Origin 1 has not commenced commercial operation by December 31, 2021 or Origin has not delivered specified product volume from Origin 1 by September 30, 2022, then the customer may terminate the agreement and any outstanding secured promissory notes resulting from advance payments made to Origin will become due immediately (see Note 12). These outstanding obligations, together with accrued interest, totaled an aggregate of $10.9 million and $10.7 million as of September 30, 2021 and December 31, 2020 respectively (see Note 12). These agreements also require the Company to pay liquidated damages up to an aggregate of $0.9 million if Origin 1 has not commenced commercial operation by December 31, 2020 or the Company has not delivered specified product volume from Origin 1 by September 30, 2021. In September 2020, the counterparties to these agreements agreed to waive compliance with the milestones and their right to liquidated damages until June 30, 2021, in order to facilitate the negotiation of amendments to the agreements, including the milestone achievement dates. In June 2021, one of the counterparties agreed to further extend this deadline through September 30, 2021. A third offtake agreement is terminable by the customer if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022.
The Company believes enforcement of the liquidated damages provisions was not probable and expects to secure amendments to these offtake agreements pursuant to its ongoing discussions with these customers. However, the Company cannot guarantee that it will be successful in amending these offtake agreements.
One of the Offtake Agreements provides the counterparty the option, exercisable within 1 year of the first delivery of product from Origin 1, to enter into a contract to purchase a range of quantities of product from Origin 2 for a maximum term of 10 years. If the option is exercised and the Company directly or indirectly constructs Origin 2, the Company must either enter into an agreement with the counterparty within 90 days or pay a fee. The are no impacts to these unaudited condensed consolidated financial statements from this stipulation.
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
In January of 2021, the Company amended the Bridge Notes to extend the maturity date from March 31, 2021 to September 30, 2021. The amendment also added a SPAC transaction to the conversion provision such that the Bridge Notes convert if the Company issues at least $50 million of shares of a new series of preferred stock or closes a SPAC transaction (each a “Qualified Financing”) prior to maturity. In a Qualified Financing that is a preferred stock issuance, the notes convert at 70% of the cash price paid per share for the preferred shares. In a Qualified Financing that is a SPAC transaction, the notes convert at the lesser of (i) 70% of the per share value attributed to the shares of the Company’s common stock as set forth in the Merger Agreement or (ii) the per share value that would be attributed to the Company’s common stock assuming a pre-transaction valuation of the Company in connection with the SPAC transaction of $700 million. These notes fully converted into the Company common stock upon consummation of the Business Combination (see Note 4).
In February of 2021 the Company issued $10.0 million of new, unsecured convertible notes (the “Convertible Notes”). The Convertible Notes bear an annual interest rate of 8% and mature on September 30, 2021, unless converted. If the Company issues at least $50 million worth of shares of a new series of preferred stock prior to maturity or closes a SPAC transaction (each a “Qualified Financing”), the outstanding principal and unpaid accrued interest will convert at 80% of the per share price of the new series of preferred stock or, in the case of a SPAC transaction, at 80% of the per share value attributed to the shares of the Company’s common stock as set forth in the Merger Agreement. Upon a Change of Control (other than a Qualified Financing), as defined in the Convertible Notes, the Company will repay purchasers in cash an amount equal to the outstanding principal and accrued interest plus a repayment premium equal to 100% of the outstanding principal amount of the notes. Debt issuance costs are recorded against the outstanding payable balance. These notes fully converted into the Company common stock upon consummation of the Business Combination (see Note 4).
Legacy Stockholder Note
In November 2016, the Company received a $5 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement (see Note 11). The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, the Company and legacy stockholder amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The Promissory Note would bear interest at 3.50% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively, unless the Bridge Notes have not been converted or repaid by December 31, 2021, in which case the Promissory Note maturity date would be December 31, 2021. At September 30, 2021 and December 31, 2020, the total debt outstanding was $5.2 million.
Legacy Related Party Other Liabilities, Long-term
In November 2016, the Company received a $5 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement (see Note 11). The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.38% at September 30, 2021) and matures five years from the commercial operation date of Origin 1. At September 30, 2021 and December 31, 2020 the total note principal outstanding was $5.1 million and accrued interest outstanding was $0.1 million.
12.Other Liabilities, Long-term
In September 2019, the Company entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At September 30, 2021 and December 31, 2020, the total amount outstanding on this agreement was $2.5 million.
13.Earnout Liability
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
(a)the volume weighted average price of Common Stock ("VWAP") equaling on exceeding $15.00 for ten (10) consecutive trading days during the three (3) year period following the Closing Date;
(b)the VWAP equaling or exceeding $20.00 for ten (10) consecutive trading days during the four (4) year period following the Closing Date; or
(c)the VWAP equaling or exceeding $25.00 for ten (10) consecutive trading days during the five (5) year period following the Closing Date.
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
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 63%, and interest rate of 0.87%. At September 30, 2021 and December 31, 2020 the balance of the earnout liability was $136 million and $0, respectively. A gain of $21.5 million was recorded in the three months ended September 30, 2021 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the change in the fair market value of the liability.
14.Canadian Government Research and Development Program Liability
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than the fifth year following the earlier of (i) the year in which the Company completes construction of Origin 1 or (ii) March 2023. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. At September 30, 2021 and December 31, 2020, the Company recorded a liability for the amount received of $6.5 million and $6.2 million, respectively.
15.Assumed Common Stock Warrants
As of September 30, 2021 there are 35,476,667 warrants outstanding.
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

The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured on the September 30, 2021 Condensed Consolidated Balance Sheet at $55.7 million with a gain of $13.5 million recorded in the three months ended September 30, 2021 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of September 30, 2021, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.
Common Stock
Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2021, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 136,754,685 and 70,266,925 shares of common stock outstanding as of September 30, 2021 and December 31, 2020, respectively.
Stock Option Plan
Prior to the Business Combination, the Company maintained its 2010 Stock Incentive Plan and 2020 Equity Incentive Plan, each as amended (together, the “Stock Plan”). Upon closing of the Business Combination, awards under the 2010 and 2020 Plan were converted at the Exchange Ratio and the 2021 Equity Incentive Plan was adopted and approved. As of September 30, 2021, there were 18,467,109 shares of common stock reserved under the Stock Option Plan. Under the Stock Plan, options must be issued at prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plan generally vest 25% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years).
The following tables summarize the activity under the Stock Plan:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2020	8,222,710	$0.19	8.30
Granted	—	$—
Exercised	(118,019)	0.46
Forfeited / canceled	—	—
Balance as of March 31, 2021	8,104,691	$0.19	8.06
Granted	—
Exercised	—
Forfeited / Canceled	(158,735)	$0.14
Balance as of June 30, 2021	7,945,956	$0.19	7.78
Granted	—
Exercised	(6,215)	$0.36
Forfeited / Canceled	—
Balance as of September 30, 2021	7,939,741	$0.19	7.53
Vested and expected to vest at September 30, 2021	7,108,987
During the quarter ended September 30, 2021, the Company did not grant any stock options.

As of September 30, 2021 and December 31, 2020, there were 10,527,368 and 10,244,399 options, respectively, available for grant under the Stock Plan. As of September 30, 2021 and December 31, 2020 there were 3,808,472 and 2,150,941 exercisable options, respectively. The aggregate intrinsic value of options vested and expected to vest at September 30, 2021 is $47,014,274.
The Company issued 2,920,732 of performance and market-based stock options during 2020. During the quarter ended March 31, 2021, the Company modified the vesting schedule of 529,119 of these performance and market based stock options such that vesting at 1/48th per month would commence upon signing of the Business Combination. The Company entered into the Merger Agreement on February 16, 2021 resulting in the commencement of expense recognition related to these 529,119 options during the quarter ended March 31, 2021. During the nine months ended September 30, 2021, stock compensation expense related to these performance and market based stock options was $2.9 million. For the remaining 2,391,613 performance and market-based stock options, expense commenced on the close date of the Merger, June 25, 2021, as that is the date when the performance condition was achieved.
During the three months ended September 30, 2021 and 2020, stock compensation expense of $0.6 million and $0.1 million, respectively, and during the nine months ended September 30, 2021 and 2020, stock compensation expense of $4.8 million and $0.1 million, respectively, was recognized in general and administrative expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended September 30, 2021 and 2020 stock compensation expense of $0.2 million and $0.0 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Total remaining compensation expense to be recognized under the Stock Plan is $7.3 million as of September 30, 2021 and will be amortized on a straight-line basis over the remaining vesting periods of approximately four years.
17.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the nine months ended September 30, 2021 and 2020 and the realization of any deferred tax assets is not more likely than not.
18.Commitments and Contingencies
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
The Company leases office space and research and development space in Sacramento, California under noncancelable lease agreements, that expire in October 2028. Rental expense was $0.1 million for the three months ended September 30, 2021 and 2020.
In May 2018, the Company executed operating and maintenance agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million (in Canadian dollars) per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. During the three months ended September 30, 2021 and 2020, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million.
In May 2019, the Company also concurrently executed a take-or-pay steam supply agreement commencing by October 1, 2019, through December 31, 2022, whereby the Company will receive up to 25% for the first year and 50% thereafter of the steam generated, up to 140,000 MMBtus per year. The price paid for the steam is based on a fixed amount plus the supplier’s cost of natural gas, as defined in the agreement. During the three months ended September 30, 2021 and 2020, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million.
In May 2018, the Company entered into a joint development agreement (the “JDA”) with a stockholder to evaluate alternative uses for one of the Company’s products. The term of the JDA is the later of (i) 3 years from the JDA effective date and (ii) the final expected development program completion date as specified in the JDA. There were no expenses under this agreement for the three months ended September 30, 2021 or 2020.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended September 30, 2021 or 2020.
In November 2016, the Company entered into a patent license agreement for $35,000, which expires upon expiration of the patent. Under this agreement, if the Company produces products based on the patent, the Company will pay an annual royalty upon commencement of operations on Origin 1 of $25,000 up to a cumulative $1 million. The pipeline of Company products and sales are not currently expected to be subject to this patent. No payments were made during the three months ended September 30, 2021 or 2020.
In August 2015, the Company entered into a patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2 million per year and $10 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended September 30, 2021 or 2020.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At September 30, 2021 and December 31, 2020, there were no claims or legal proceedings.
19.Basic and Diluted Net Loss Per Share
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

(In thousands, except for share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders—Basic	$27,893	$(3,106)	$36,853	$(6,769)

Net income (loss) attributable to common stockholders—Diluted	$27,893	$(3,106)	$36,853	$(6,769)
Denominator:
Weighted-average common shares outstanding—Basic (1)	136,749,956	62,545,275	89,244,640	62,544,818
Stock options	4,490,009	—	4,784,416	—
Warrants to purchase redeemable convertible preferred stock	—	—	—	—
Weighted-average common shares outstanding—Diluted (1)	141,239,965	62,545,275	94,029,056	62,544,818
Net income (loss per share)—Basic	$0.20	$(0.05)	$0.41	$(0.11)
Net income (loss per share)—Diluted	$0.20	$(0.05)	$0.39	$(0.11)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 and 1,615,385 shares as of the three months and nine months ended September 30, 2021, respectively.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. As of September 30, 2021, options for 1,481,531 shares of common stock, earnout shares for 25,000,000 shares of common stock, and Sponsor Vesting Shares for 4,500,000 shares of common stock were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholder for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	—	2,847,629	—	2,847,629
Warrants to purchase common stock	35,476,667	—	35,476,667	—
Warrants to purchase redeemable convertible preferred stock, as-converted	—	5,554,470	—	5,554,470

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
Key Factors and Trends Affecting Origin’s Operating Results
We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and under “Risk Factors” appearing elsewhere in this Report.
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
Other (Income) Expense
Our other income (expense) consists of income from governmental grant programs, interest expense for convertible notes and income or expenses related to changes in the fair value of redeemable convertible preferred stock warrants liability, earnout liability, and derivative liability. We expect to incur an incremental income (expense) for the fair value adjustments of these liabilities at the end of each reporting period.
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
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (Adjusted EBITDA) as a non-GAAP measure. This measure is not a financial measure calculated in accordance with GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
Adjusted EBITDA
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest expense, net of capitalized interest, (iv) change in fair value of derivative liability, (v) change in fair value of warrants liability, (vi) change in fair value of earnout liability, (vii) professional fees related to completed mergers, and (viii) other income, net.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net Income (loss)	$27,893	$(3,106)	$36,853	$(6,769)
Stock based compensation	636	60	4,808	78
Depreciation and amortization	126	102	363	306
Interest expense, net of capitalized interest	—	54	2,839	167
Change in fair value of derivative liability	—	67	1,426	52
Change in fair value of warrants liability	(13,481)	1,024	7,363	1,128
Change in fair value of earnout liability	(21,511)	—	(67,008)	—
Professional fees related to completed mergers	640	—	640	—
Other income, net	(27)	(68)	(651)	(237)
Adjusted EBITDA	$(5,724)	$(1,867)	$(13,367)	$(5,275)
Results of Operations
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Nine Months Ended September 30,
(in thousands)	2021	2020	Variance	Variance %
Operating expenses:
Research and development	$5,605	$3,313	$2,292	69%
General and administrative expenses	13,210	2,040	11,170	548%
Depreciation and amortization	363	306	57	19%
Total operating expenses and loss from operations	19,178	5,659	13,519	239%
Other expenses (income):
Interest expense, net of capitalized interest	2,839	167	2,672	1600%
Change in fair value of derivative liability	1,426	52	1,374	2642%
Change in fair value of warrant liability	7,363	1,128	6,235	553%
Change in fair value of earnout liability	(67,008)	—	(67,008)	(100)%
Other income, net	(651)	(237)	(414)	175%
Total other expense (income), net	(56,031)	1,110	(57,141)	(5148)%
Net Income (Loss)	$(36,853)	$6,769	$(43,622)	(644)%
Research and Development Expenses
Research and development expenses increased $2.3 million, or 69%, from 2020 compared to 2021. This increase was primarily due to increases of $0.9 million in stock compensation related to additional stock grants, $0.4 million in fees paid to third-party consultants, $0.6 million related to incremental research and development staffing, and $0.1 million in additional research and development supplies.

General and Administrative Expenses
General and administrative expenses increased $11.2 million, or 548%, from 2020 compared to 2021. This increase was primarily related to increases of $3.8 million in stock compensation expenditures, $1.2 million for incremental increases in staffing supporting construction of Origin 1, including additional hiring of personnel within executive, accounting, procurement, sales, and supply-chain development, as well as services in support of the Merger, $0.9 million in legal and professional fees related to regulatory compliance costs, $0.6 million in professional fees related to completed mergers, $1.2 million in additional directors and officers insurance policies, $0.5 million in third-party consultants, $0.5 million in additional software and information technology costs, $2.0 million in financing costs, and $0.3 million in marketing costs.
Interest Income (expense)
Interest expense increased $2.7 million from 2020 compared to 2021. This increase is due to the issuance of stockholder convertible notes in November 2019 resulting in an increase to interest expense of $0.5 million and $2.2 million related to the increase in accretion expense for debt issuance costs.
Change in fair value of derivative liability, warrant liability, and earnout liability
The fair values of the derivative liability, the warrant liability, and the earnout liability decreased a total of $59.4 million from 2020 to 2021. The earnout liability and a portion of the change in the warrant liability are from newly created liabilities as a result of the Business Combination, with a combined decrease in fair value of $60.8 million resulting from the change in fair value of these instruments over the period from the closing of the merger to September 30, 2021. The decrease in fair value was offset by a $1.4 million increase in the fair value of derivative liability. The movement in these instruments' fair values are driven by the value of the Company's stock price.
Other Income, net
Other expense increased a total of $0.4 million from 2020 compared to 2021. This change was primarily due to increasing funding from government grants.
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Three Months Ended September 30,
(in thousands)	2021	2020	Variance	Variance %
Operating expenses:
Research and development	1,957	1,190	767	64%
General and administrative expenses	5,043	737	4,306	584%
Depreciation and amortization	126	102	25	24%
Total operating expenses and loss from operations	7,126	2,029	5,097	251%
Other expenses (income):
Interest expense, net of capitalized interest	—	54	(54)	(100)%
Change in fair value of derivative liability	—	67	(67)	(100)%
Change in fair value of warrant liability	(13,481)	1,024	(14,505)	(1417)%
Change in fair value of earnout liability	(21,511)	—	(21,511)	(100)%
Other expense (income), net	(27)	(68)	41	(60)%
Total other expense (income), net	(35,019)	1,077	(36,096)	(3352)%
Net Income (Loss)	(27,893)	3,106	(30,999)	(998)%

Research and Development Expenses
Research and development expenses increased $0.8 million, or 64%, from 2020 compared to 2021. This increase was due to increases of $0.1 million in stock compensation related to additional stock grants, $0.1 million in research and development supplies, and $0.5 million in research and development consultants.
General and Administrative Expenses
General and administrative expenses increased $4.3 million, or 584%, from 2020 compared to 2021. This increase was primarily related to increased stock compensation expenditures of $0.5 million, $0.7 million supporting construction of Origin 1, including additional hiring of personnel within executive, accounting, procurement, sales, and supply-chain development, $0.7 million in legal and professional fees related to regulatory compliance costs, $0.6 million in professional fees related to completed mergers, $1.0 million in additional directors and officers insurance policies, $0.3 million in additional software subscriptions, and $0.5 million in third-party consultants.
Interest expense
Interest expense decreased $0.1 million, or (100)%, from 2020 compared to 2021. This is due to the conversion of stockholder convertible notes as a result of the Business Combination and the elimination of the associated debt discount.
Change in fair value of derivative liability, warrant liability, and earnout liability
The fair values of the derivative liability, the warrant liability, and the earnout liability decreased a total of $36.1 million from 2020 compared to 2021. The earnout liability and a portion of the change in the warrant liability are from newly created liabilities from the Business Combination, with a combined decrease in fair value of $36.0 million resulting from the change in fair value of these instruments over the period from the closing of the merger to September 30, 2021. The remaining combined decrease in fair value of $0.1 million resulting from a decrease in the in the fair value of derivative liability. The movement in these instruments' fair values are driven by the value of the Company's stock price.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock and convertible notes, and governmental grant programs. Origin had $459.8 million and $1.9 million in cash, cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020, respectively. Our cash equivalents are invested primarily in U.S. Treasury money market funds and Origin’s marketable securities are primarily U.S. Treasury notes and bonds.
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
As of September 30, 2021 and December 31, 2020, we have $6.5 million and $6.2 million of indebtedness under a Canadian government program, respectively, of which $2.7 million was received in 2020 and $0.3 million was received during the nine months ended September 30, 2021. Additionally, as of September 30, 2021, we had liability balances consisting of a $5.2 million customer prepayment and $5.6 million legacy related party liabilities. As of December 31, 2020, we had liability balances consisting of a $2.5 million customer prepayment, a $5.5 million legacy stockholder note, and a $5.2 million customer prepayment.
During 2020, we received $550,000 for the admission of an additional member to a consortium agreement with two legacy Series B preferred stock investors and a legacy Series C investor to collaborate on development of a process to commercialize bio-based, decarbonizing materials for application on an industrial scale at a competitive price. These funds were recorded as other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
In November 2016, Legacy Origin received a $5.0 million prepayment from a stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 is never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the offtake agreement and promissory note. The amendment added accrued interest of $189,169 to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The promissory note would bear interest at 3.50% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively, unless the 2019 Notes have not been converted or repaid by December 30, 2021, in which case the promissory note maturity date would be December 31, 2021. The promissory note is subordinate to the 2019 Notes. At September 30, 2021 and December 31, 2020, the total aggregate principal amount of debt outstanding was$5.2 million and accrued interest totaled $0.4 million and $0.3 million, respectively.
Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.44% at March 31, 2021) and matures five years from the commercial operation date of Origin 1, unless the 2019 Notes have not been converted or repaid by December 30, 2021, in which case the note maturity date would be December 31, 2021. The note is subordinated to the 2019 Notes. At September 30, 2021 and December 31, 2020 the total note principal outstanding was $5.1 million plus accrued interest of $0.1 million and $0.1 million, respectively.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. We and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At September 30, 2021 and December 31, 2020, the total amount outstanding on this agreement was $2.5 million.
Cash Flows for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following table shows a summary of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Total cash used in operating activities	$(15,616)	$(3,891)
Total cash used in investing activities	(5,113)	(1,404)
Total cash provided by financing activities	478,674	2,613
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(41)	58
Net increase (decrease) in cash	$457,904	$(2,624)
Cash Used in Operating Activities
Net cash used in operating activities was $15.6 million for the nine months ended September 30, 2021, compared to net cash used in operating activities of $3.9 million over the same period in 2020. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash items) attributed to incremental increases in staffing supporting construction of Origin 1, including additional hiring of personnel within executive, accounting, procurement, sales, and supply-chain development, increase in prepaid expenses and other current assets, and offset by decreases in accrued expenses.
Cash Used in Investing Activities
Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $1.4 million over the same period in 2020. The Company continues to increase activity related to the construction of Origin 1, which is the main driver of the variation in cash used in investing activities between the two periods.
Cash Provided by Financing Activities
Net cash provided by financing activities was $478.7 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $2.6 million over the same period in 2020. The Company completed a business combination during the nine months ended September 30, 2021, netting cash proceeds of $467 million. Cash of $11.7 million was provided by proceeds from notes payable, payments of $0.9 million were made on short term debt, and $0.3 million provided by proceeds from Canadian Government Research and Development during the nine months ended September 30, 2021, compared to cash of $0.9 million provided by proceeds from notes payable, $0.5 million provided by proceeds from short-term debt, and $1.2 million provided by proceeds from Canadian Government Research and Development over the same period in 2020.

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
Stock-Based Compensation
Origin measures stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognizes compensation expenses of those awards over the requisite service period, which is generally the vesting period of the respective award. Origin estimates forfeitures at the grant date based on historical activity of the grantee class and adjust stock-based compensation expenses based on that historical percentage. Origin applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Origin estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions including:
•Expected Term—Origin have opted to use the “simplified method” for estimating the expected term of plain-vanilla options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).
•Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury zero-coupon instruments with maturities similar to the expected term of Origin’s stock options.
•Expected Dividend—Origin has not issued any dividends and does not anticipate issuing dividends on Origin’s common stock. As a result, Origin has estimated the dividend yield to be zero.
•Expected Volatility—Due to Origin’s limited operating history and a lack of company-specific historical and implied volatility data, Origin has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the various companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.
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
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026. We will no longer qualify as an emerging growth company for Securities Act or Exchange Act reporting after December 31, 2021 as the market value of our Common Stock that is held by non-affiliates exceeded $700 million as of June 30, 2021.
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
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $459 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

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
In connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020, during the course of preparing for the Business Combination, as well as during the preparation of the unaudited condensed consolidated interim financial statements for this September 30, 2021 10-Q filing, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis Specifically, we did not have in place an effective control environment with formal processes and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our size, we did not have proper segregation of duties and had insufficient accounting and finance personnel with an appropriate level of technical accounting knowledge in the application of U.S. GAAP commensurate with our complexity and financial accounting and reporting requirements to design, implement and operate precise business processes and internal control activities over financial reporting to provide reasonable assurance of preventing or detecting material misstatements.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”
Remediation Plan
The Company is committed to remediating the material weakness to our internal control over financial reporting. We have begun implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including retention of accounting consultants to assist in areas of complex accounting and financial reporting and controls, converting and upgrading our accounting system and hiring additional IT personnel. We also plan to hire additional accounting personnel including a staff accountant, a corporate controller and/or a director of SEC reporting.
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
•We are an early stage company with a history of losses and our future profitability is uncertain, and our financial projections may differ materially from actual results.
•Our business plan assumes we can secure substantial additional project financing and government incentives, which may be unavailable on favorable terms, if at all.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or result in failure to meet our periodic reporting obligations.
•Construction of our plants may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of our plants could severely impact our business, financial condition, results of operations and prospects.
•We plan to rely on our Origin 1 and Origin 2 plants to meet customer demand until 2027.
•We have not produced our products in large commercial quantities and may not manage growth effectively.
•Our offtake agreements with customers include liquidated damages, advance repayment and/or termination provisions that may be triggered if we fail to timely complete plant construction or commence our commercial operations.
•Our industry is highly competitive, and we may lose market share to producers of products that can be substituted for our products, which may have an adverse effect on our results of operations and financial condition.
•Increases or fluctuations in the costs of our raw materials may affect our cost structure.
•Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation.
•Our business relies on proprietary information and other intellectual property, and our failure to protect our intellectual property rights could harm our competitive advantages with respect to the use, manufacturing, sale or other commercialization of our processes, technologies and products, which may have an adverse effect on our results of operations and financial condition.
•We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards or other costs (including indemnification of third parties or costly licensing arrangements, if licenses are available at all) and limit our ability to use certain key technologies in the future or require development of non-infringing products or technologies, which may cause us to incur significant unexpected costs, prevent us from commercializing our products and otherwise harm our business.
•We rely on trade secrets to protect our technology, and our failure to maintain trade secret protection could limit our ability to compete.
•Our management has limited experience in operating a public company.

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
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. For the years ended December 31, 2020 and 2019, we had net losses of $30.3 million and $0.5 million, respectively. For the nine months ended September 30, 2021, we had a net income of $36.9 million. As of September 30, 2021, we had an accumulated deficit of $62.0 million.
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
Our potential profitability is dependent upon many factors, including our ability to complete construction of current and future plants, maintain an adequate supply chain, anticipate and react to demand for our products, manufacture our products on a commercial scale, secure additional customer commitments, and otherwise execute our growth plan. We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•expand our commercial production capabilities and incur construction costs associated with building our plants;
•increase our expenditures associated with our supply chain, including sourcing primary feedstock for our products;
•increase our spending on research and development for new products;
•begin full scale commercial production of our products;
•increase our sales and marketing activities and develop our distribution infrastructure; and
•increase our general and administrative functions to support our growing operations and to operate as a public company.
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
In connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020, during the course of preparing for the Business Combination, as well as during the preparation of the unaudited condensed consolidated interim financial statements for this September 30, 2021 10-Q filing, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not have in place an effective control environment with formal processes and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our size, we did not have proper segregation of duties and had insufficient accounting and finance personnel with an appropriate level of technical accounting knowledge in the application of U.S. GAAP commensurate with our complexity and financial accounting and reporting requirements to design, implement and operate precise business processes and internal control activities over financial reporting to provide reasonable assurance of preventing or detecting material misstatements. We restated our financial statements as of and for the fiscal years ended December 31, 2020 and 2019.
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
Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•future earnings being lower than anticipated in countries where we have has lower statutory tax rates and higher than anticipated earnings in countries where we have has higher statutory tax rates.
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
Our operating plan assumes that we will rely on Origin 1 and Origin 2 to meet customer demand until 2027 and that Origin 2 will supply most of our products from the time Origin 2 is expected to become operational in 2025 until 2027, when Origin 3 is expected to become operational. Adverse changes or developments affecting these facilities, and in particular Origin 2, could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, and in particular Origin 2, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to generate revenue, execute our expansion plans, and meet our contractual obligations and customer demands. In addition, our plant equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics (such as COVID-19), trade wars or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
The value of our products may be dependent on the value of carbon credits, programs relating to low-carbon materials and products standards and other similar regulatory regimes or the implicit value of decarbonized materials. The value of these credits fluctuates based on market and regulatory forces outside of our control. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any such declines could mean that the economic benefits from our customers’ efforts to decarbonize their operations might not be realized. Any decline in the value of carbon credits associated with our products could harm our results of operations, cash flow and financial condition.
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
Our offtake agreements with our customers allow the customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under two of these agreements, if Origin 1 has not commenced commercial operation by December 31, 2021 or we have not delivered specified product volume from Origin 1 by September 30, 2022, then, in each case, the customer may terminate the agreement and any outstanding secured promissory notes resulting from advance payments made to us will become due immediately. The outstanding obligations under those promissory notes, together with accrued interest, totaled an aggregate of $10.9 million as of September 30, 2021. These agreements also require us to pay liquidated damages up to an aggregate of $0.9 million if Origin 1 has not commenced commercial operation by December 31, 2020 or we have not delivered specified product volume from Origin 1 by September 30, 2021. In September 2020, the counterparties to these agreements agreed to waive compliance with the milestones and their right to liquidated damages until June 30, 2021, in order to facilitate the negotiation of amendments to the agreements, including the milestone achievement dates. In June 2021, one of the counterparties agreed to further extend this deadline through September 30, 2021. A third offtake agreement is terminable by the customer if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022. Discussions to extend these milestone dates are ongoing but we cannot guarantee that the discussions will result in any extension of the milestone dates. We do not currently expect Origin 1 to be operational until 2022 or to produce product until 2023. Accordingly, if these milestone dates are not extended, we may be required to pay these liquidated damages and repay the amounts outstanding under the foregoing promissory notes and our offtake agreements may be subject to termination by our customers. If any of our offtake agreements are terminated or we are required to pay liquidated damages or repay advances under our offtake agreements, our business, results of operations and financial condition may be harmed.
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
Market acceptance of our products will depend on numerous factors, many of which are outside of our control, including, among others:
•public acceptance of such products;
•our ability to produce products of consistent quality that offer functionality comparable or superior to existing or new products;
•our ability to produce products fit for their intended purpose;
•our ability to produce new products or customizations of existing products to match changes in public demand;
•our ability to obtain necessary regulatory approvals for our products;
•the speed at which potential customers qualify our products for use in their products;
•the pricing of our products compared to competitive and alternative products, including petroleum- based plastics;
•the strategic reaction of companies that market competitive products;
•our reliance on third parties who support or control distribution channels; and
•general market conditions, including fluctuating demand for our products.
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
We are subject to, among other things, the following factors that may negatively affect our operating results:
•the announcement or introduction of new products by our competitors;
•our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•our ability to attract and retain key personnel in a timely and cost-effective manner;
•our ability to attract new customer and retain existing customers;
•technical difficulties;
•the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
•our ability to identify and enter into relationships with appropriate and qualified third-party providers of necessary testing and manufacturing services;
•regulation by federal, state or local governments; and
•general economic conditions, as well as economic conditions specific to the plastics and fuels industries, and other industries related to compostable or biodegradable substitutes for
•non-biodegradable plastics, as well as changes to commodity prices to which prices in some of our contracts are indexed.
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
We have has entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:
•obtain capital, equipment and facilities;
•obtain funding for research and development programs, product development programs and commercialization activities;
•obtain expertise in relevant markets;
•obtain access to raw materials;
•obtain sales and marketing services or support;
•obtain conversion services and other downstream supply chain support; and/or
•obtain access to intellectual property and ensure freedom to operate.
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
Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•initially providing for a classified board of directors with staggered, three-year terms;
•authorizing our board of directors to issue Preferred Stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our board of directors may generally be filled only by a majority of directors then in office, even though less than a quorum;
•prohibiting the adoption, amendment or repeal of the Bylaws or the repeal of the provisions of our Certificate of Incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent;

•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.
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
In addition, as permitted by Section 145 of the DGCL, the Bylaws and its indemnification agreements that we entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we will not be obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnities, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;
•the rights conferred in the Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our Bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
•the realization of any of the risk factors presented in this Report;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•publication of research reports about us;
•the performance and market valuations of other similar companies;
•commencement of, or involvement in, litigation involving us;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, war, acts of terrorism or responses to these events.
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
Our quarterly operating results may fluctuate significantly because of several factors, including:
•labor availability and costs for hourly and management personnel;
•profitability of our products;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, both nationally and locally;
•negative publicity relating to products we serve;
•changes in consumer preferences and competitive conditions;
•expansion to new markets; and
•fluctuations in commodity prices.
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
Our Common Stock and Public Warrants are currently listed on Nasdaq. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; or
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
We have Warrants outstanding to purchase an aggregate of 35,476,667 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Plan and the Employee Stock Purchase Plan (“ESPP”), we may issue an aggregate of up to 20,313,819 shares of Common Stock, which amount may be subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding Common Stock may be diminished; and

•the market price of the Common Stock may decline.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults upon senior securities
None.
Item 4.Mine safety disclosures
Not applicable.
Item 5.Other Information

Performance Awards for Certain Key Employees

On November 10, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved and adopted performance-based stock unit awards for certain key employees (the “Performance Awards”) under the Company's 2021 Equity Incentive Plan. This program is intended to link the compensation of certain of the Company's key employees with the Company's long-term strategic plan.

A form of award agreement (the “Agreement”) for the performance-based stock units was approved by the Committee on November 10, 2021. On November 10, 2021, the Company granted Performance Awards to certain of its key employees, including awards totaling, at the target level, 625,000 performance-based stock units in the aggregate to its named executive officers. Additional Performance Awards may be granted in the future. Upon vesting, a participant will receive between zero share and three shares of Common Stock for each performance-based stock unit that vests, depending on achievement of the applicable performance conditions, financial targets, and stock price performance.

The Agreement provides for performance goals related to the Company’s on-time completion, commissioning and production targets with respect to (i) its first manufacturing plant in Ontario, Canada (“Origin 1”), which is expected to become operational by the end of 2022, and (ii) its significantly larger manufacturing plant (“Origin 2”), which is expected to become operational in 2025, as well as the Company’s revenue and Adjusted EBITDA targets from 2023 through 2026, which are consistent with previously disclosed forecasts. A significant majority of performance-based stock units are tied to the achievement of the Company’s Origin 2 plant goals and are scheduled to be delivered in 2027 if vested.

In respect of the target number of performance-based stock units allocated to each plant, 50% of the award is determined based on mechanical completion, plant commissioning and production of chloromethylfurfural, while the other 50% of the award is based on certain financial metrics (i.e., Company revenue, Adjusted EBITDA or a combination thereof, as applicable). Only the financial metrics are subject to straight line interpolation for performance below target and above certain thresholds. Other than the performance conditions subject to straight line interpolation, no Performance Award, nor a portion of any Performance Award, can vest unless and until the Committee determines that the Company has achieved the applicable performance condition.

Performance Awards shall not vest unless the participant is continuously employed by the Company through the date of Committee determination of performance for the applicable performance period; provided however, upon a termination by the Company without cause, Performance Awards will vest on a pro-rata basis if such termination occurs in the last six months of a performance period and the Committee determines that the Company has achieved the applicable performance condition. Additionally, except as set forth in the prior sentence, the Agreement provides that any portion of the Performance Award that relates to performance periods that have not been completed will be forfeited upon termination of employment. Performance Awards will also expire and be forfeited with respect to the unvested portion thereof if the participant violates his or her restrictive covenants.

Executive Compensation, Restricted Stock Unit Awards and Director Stock Unit Awards

Additionally, on November 10, 2021, the Committee approved and adopted a form of restricted stock unit award to be used in connection with future grants, the terms of which are substantially consistent with the prior form but include restrictive covenants, and a form of award agreement for the Company’s non-employee directors. The Committee also approved a grant to certain holders under such award agreement, including grants of restricted stock units to John Bissell with a grant date fair value of $375,000 and Joshua Lee with a grant date fair value of $500,000. The Committee also adjusted Mr. Bissell's salary to $300,000, effective January 1, 2022.

The foregoing summary is qualified in its entirety by reference to (i) the form of the Agreement, which is attached as Exhibit 10.1 herein, (ii) the form of the restricted stock unit agreement, which is attached as Exhibit 10.2 herein and (iii) the form of the director stock unit agreement, which is attached as Exhibit 10.3 herein, each of which is incorporated into this Item 5 by reference.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
10.1*	Form of Performance Stock Unit Agreement
10.2*	Form of Restricted Stock Unit Agreement
10.3*	Form of Director Stock Unit Agreement
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*Filed herewith.
^     Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission.
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

ORIGIN MATERIALS, INC.

Date: November 12, 2021	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: November 12, 2021	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: November 12, 2021	By:	/s/ Nate Whaley
Nate Whaley
Chief Financial Officer