Form 10-K
period 2021-12-31
Origin Materials, Inc.
filed 2022-03-01
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 001-04321
__________________________
ORIGIN MATERIALS, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	87-1388928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 Riverside Parkway, Suite 10 West Sacramento, CA	95605
(Address of principal executive offices)	(Zip Code)
(916) 231-9329
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value per share	ORGN	The NASDAQ Capital Market
Warrants	ORGNW	The NASDAQ Capital Market
Securities registered pursuant to section 12(g) of the Act:

Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $8.20 for shares of the Registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $899.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 141,301,569 shares of common stock as of February 25, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2021 ("Proxy Statement"), are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report.

INTRODUCTORY NOTE

Origin Materials, Inc., formerly known as Artius Acquisition Corp. ("Artius"), was originally registered under the Companies Law of the Cayman Islands on January 24, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On June 25, 2021, we consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of February 16, 2021 (as amended by the letter agreement dated March 5, 2021, as it may be further amended from time to time) (the "Merger Agreement"), by and among Artius, Zero Carbon Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Artius (the "Merger Sub"), and Micromidas, Inc., a Delaware corporation doing business as Origin Materials ("Legacy Origin"). Pursuant to the terms of the Merger Agreement, we effected a business combination with Legacy Origin through the merger of Merger Sub with and into Legacy Origin, with Legacy Origin surviving as the surviving company and as our wholly-owned subsidiary. We refer to this as the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”. In connection with the closing of the Business Combination, we changed our name to Origin Materials, Inc.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Origin,” “we,” “us,” “our” and similar terms refer to Origin Materials, Inc. (f/k/a Artius Acquisition Inc.) and its consolidated subsidiaries (including Legacy Origin). References to “Artius” refer to the predecessor company prior to the consummation of the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements in this Annual Report on Form 10-K (this “Annual Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.
These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Annual Report and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•any further changes to the Company’s financial statements or this Annual Report that may be required due to SEC comments or further guidance regarding the accounting treatment of the Assumed Common Stock Warrants (as defined in Note 15 to the consolidated financial statements in this Annual Report);
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
Other risks and uncertainties set forth in this Annual Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (the "SEC"). The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:
•We are an early stage company with a history of losses and our future profitability is uncertain, and our financial projections may differ materially from actual results.
•Our business plan assumes we can secure substantial additional project financing and government incentives, which may be unavailable on favorable terms, if at all.
•We previously identified a material weakness in our internal control over financial reporting that we have concluded has been remediated, though we may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or result in failure to meet our periodic reporting obligations.
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

Part I
Item 1. Business
Overview
Origin Materials, Inc. ("Origin") is a carbon negative materials company with a mission to help enable the world’s transition to sustainable materials by replacing petroleum-based materials with decarbonized materials in a wide range of end products, such as food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments and more. We believe that our platform technology can help make the world’s transition to “net zero” possible and support the fulfillment of greenhouse gas reduction pledges made by countries as part of the United Nations Paris Agreement as well as corporations that are committed to reducing emissions in their supply chains.
Our technology can convert sustainable feedstocks such as sustainably harvested wood residues, agricultural waste, wood waste and even corrugated cardboard into materials and products that are currently made from fossil feedstocks such as petroleum and natural gas. These sustainable feedstocks are not used in food production, which differentiates our technology from other sustainable materials companies that use feedstocks such as vegetable oils or high fructose corn syrup and other sugars.
We believe that products made using Origin's platform technology can compete directly with petroleum-derived products on both performance and price. Due to abundant and renewable wood supplies that have historically stable pricing, our cost of production is expected to be more stable than potential competing platforms that use other types of feedstocks. We believe that end products made using our platform technology will have a significant unit cost advantage over products made from other low carbon feedstocks.
Our platform technology converts biomass-plant-based carbon into “building block” chemicals that can be converted into both “drop-in” materials and new materials with differentiated functional performance. The “drop-in” products are chemically fungible with those produced from petroleum-based raw materials, and therefore these “drop-in” products can be fed into existing supply chains without modification to the equipment or production processes of our customers.
Origin's capability to produce carbon negative materials at is protected by an intellectual property portfolio comprised of 19 patent families as well as trade secrets covering non-discoverable aspects of Origin's critical manufacturing processes.
We have developed strong partnerships with large, brand-name corporations determined to transition to sustainable materials to help meet their emissions reduction goals. For example, in 2017, we founded the “NaturALL Bottle Alliance” with Danone and Nestlé Waters, with PepsiCo joining in 2018, to accelerate the development of innovative packaging solutions made with 100% sustainable and renewable resources. Each member of the NaturALL Bottle Alliance has agreed to assist in establishing a supply chain for the production of the sustainable materials being developed by the NaturALL Bottle Alliance. Each member has also agreed to provide technical equipment, resources, know-how and scientific skills necessary for the performance of the NaturALL Bottle Alliance’s research and development program, and to be responsible for its own expenses. The members’ offtake agreements with us provide additional financial support for the research and development program and the commercialization of sustainable materials under development by the NaturALL Bottle Alliance. In addition to being customers, Danone, Nestlé and PepsiCo are also investors in Origin.
Our vision for the future is the replacement of fossil-based feedstocks and materials with non-food, plant-based feedstocks and materials, while capturing carbon in the process. Our decarbonizing platform technology potentially addresses an estimated $1.0 trillion dollar market opportunity, and we believe it can help revolutionize the production of a wide range of end products.
Our Platform Technology
We have developed a proprietary platform technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals chloromethylfurfural (“CMF”) and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as other minor products. At commercial scale, our platform technology is expected to produce CMF and HTC with a negative carbon footprint. We believe these chemicals can replace petroleum-based inputs, lowering the carbon footprint of a wide range of materials without increasing cost or sacrificing performance.
CMF. CMF is a chemically flexible intermediate that can be converted into a variety of products, including paraxylene (“PX”), that can “drop in” to current supply chains to produce purified terephthalic acid (“PTA”), and subsequently polyethylene terephthalate (“PET”), or polyethylene furanoate (“PEF”). CMF and its derivatives can be used to produce numerous commodity and specialty chemicals. We have developed products made from CMF that can be used in applications such as food and beverage packaging and apparel and carpet fibers, and our product development pipeline includes applications such as adhesives, coatings and plasticizers.
HTC. HTC is a diverse, high-potential carbon-negative material. Current applications of our HTC include a drop-in, energy-dense solid fuel. HTC can also be calcined to produce a carbon-negative activated carbon for food and water treatment and filtration. Our HTC product development pipeline includes carbon black replacement for tires, foams and dyes, paint and coating applications, and agriculture and soil products. Notably, our carbon black has no detectable carcinogenic compounds, known as polyaromatic hydrocarbons, found in carbon black produced from fossil feedstocks.
Our manufacturing process to produce CMF and HTC consists of front end feedstock handling, and subsequent liquid phase reaction with our catalyst mixture, followed by downstream separation processes to separate and purify CMF, HTC and other co-products, as described in the following diagram.

Market Opportunity
Global Decarbonization Commitments
We believe that increasing consumer awareness and growing governmental initiatives are driving a shift in the global community towards decarbonized materials. The UN Paris Agreement of 2015, joined by 190 countries to date, includes commitments to limit the global average temperature increase by 2100 to well below 2°C compared to pre-industrial levels. To achieve this target, the UN estimated in 2019 that annual carbon dioxide (“CO2”) emissions must be 15 gigatons lower than current nationally determined contributions imply.
According to a 2019 Ellen MacArthur Foundation study, approximately 45% of global CO2 emissions are associated with manufacturing products, including the production of materials and chemicals from which those products are made. According to a 2019 Barclays estimate, the chemicals market consumes 10.6 million barrels of oil per day, releasing massive quantities of new carbon into the atmosphere in the process. Our vision for the future is to replace fossil-based feedstocks and materials with sustainably harvested wood and other non-food, sustainable feedstocks. As a tree grows, it consumes existing CO2 from the atmosphere, and when it dies and decays, that CO2 is released back into the atmosphere. However, through our proprietary manufacturing process, we convert the wood into manufacturing and feedstock materials, thereby capturing that CO2.

Many companies have already pledged to achieve net zero carbon targets, with some aiming to achieve that target within the next decade. Despite the progress in the shift to renewable energy generation and electric vehicles, we believe that reducing emissions from energy use alone is insufficient to achieve the goals and commitments established by companies and governments. Consequently, in the near-term, we believe that these companies will need to integrate decarbonized materials into their supply chains.
The graphic below highlights some of the notable companies that have made public commitments to decarbonization and their respective decarbonization targets:

Source: Company websites and press search.
Our Addressable Market
According to the International Energy Agency, the chemical sector is the largest industrial consumer of both oil and gas. Currently, organic chemicals are predominantly derived from fossil sources such as petroleum. These chemicals are used to produce a wide array of materials from paints to plastics, space suits to solar panels, and from medicines to electronics. According to a 2019 Barclays estimate, more than 10 million barrels of oil are consumed daily to create these materials, releasing massive quantities of new carbon into the atmosphere in the process. According to a 2018 report by The Association of Plastic Recyclers, for example, every kilogram of virgin fossil-PET has a life cycle global warming potential of 2.78 kilograms of carbon emissions. Our platform technology will enable companies to lower their overall CO2 emissions and meet their emissions reduction commitments by substituting decarbonizing Furanic Intermediates and their derivatives for all or a portion of the fossil-based content of materials like PET in their supply chains.

Source: Our World in Data, 2020
Our platform technology can produce carbon-negative and low carbon replacements for chemicals that have many potential applications. Our platform technology is expected to address some of these applications as soon as its initial production capacity is online, and to address other potential applications over time. Origin's near-term and long-term addressable markets together exceed $1 trillion.
$390+ billion near-term market focus. We believe our technology can serve near-term markets representing an aggregate market opportunity that we believe is over $390 billion when Origin 2 and Origin 3 open. These markets include polyesters for textiles, PET resin for packaging, solid fuels, activated carbon and carbon black for tires and polymer fillers. We expect the Origin 2 plant to be operational in mid-2025 and the Origin 3 plant to be operational in 2027.
$750+ billion long-term market focus. Our platform technology produces versatile chemical “building blocks” that we anticipate, in the long term, can be converted into products to replace a broad range of chemicals and materials representing an addressable market that we believe is more than $750 billion. These markets include paints, coatings, soil additives, advanced polyesters, epoxies, plasticizers, polyurethanes, elastomers, emulsions and solvents.
Competitive Landscape
We expect our products to compete with traditional, petroleum-based materials currently used in Origin's target markets, as well as compete with alternatives to these materials that both established and new companies seek to produce.
In our near-term markets, we expect to compete with established producers of PET fibers and resins, activated carbon and carbon black. Producers of these materials include global oil and petrochemical companies and large international diversified chemical companies. Several of these producers are seeking to develop materials from renewable sources that could compete with our products. Moreover, a number of established companies and new entrants have announced intentions to develop renewable alternatives for existing chemical products used in our near-term focus markets.
In addition to competition from producers of petroleum-based materials and renewable alternatives, we expect to face competition from recycled materials such as recycled PET (“rPET”) in certain applications in our near-term focus markets. We do not believe that recycled materials will achieve the required scale and penetration to impact the market demand for our products before 2030 because recycling streams are significantly supply-constrained. We believe that improving the supply constraint for recycling will require substantial investments in infrastructure and fundamental changes to the existing entrenched governmental and institutional recycling systems and customer behavior and habits. Additionally, unless there are major changes to current technology and infrastructure, we believe that it will be difficult to implement 100% rPET material sourcing for many applications.
In our long-term focus markets, we expect to face competition from, among others, incumbents that include large chemical companies that continue to rely on petroleum-based feedstocks in their production processes.
Given our leading position in decarbonized materials, we also expect to compete with alternative technologies targeting different sources of emissions. These competitors include electric vehicles, renewable power generation, and food technology. While we do not anticipate competing directly for market share with producers of these technologies, we expect to compete for wallet share from customers looking to reduce overall carbon emissions throughout their supply chain and operations. In the long-term, once adoption of various technologies has increased and customers no longer have to prioritize different methods of reducing overall carbon emission, we expect only to compete against other materials producers.
Our Competitive Strengths
We believe that our platform technology can replace petroleum as the foundational feedstock for the materials economy. Our competitive strengths include:
•Flexible platform enables drop-in solutions serving a large addressable market. We believe that our platform technology is well-positioned to address a substantial global market that is just beginning to transition from petroleum-based materials to sustainable materials. Many of our products are drop-in replacements for traditional petrochemicals, enabling our customers to use our products in their existing manufacturing processes to produce chemically and physically identical end products with little to no change in customer behavior.

•Abundant, low-cost and historically price-stable feedstock. Our platform technology can use timber and forest residues such as pine pulpwood, which is currently abundant and renewable, as its base-case feedstock. The feedstock for the pulp industry in North America is plentiful and the cost has historically been relatively low and stable, varying – according to the NC State University Extension Quarterly Price Report – from between $9.29 and $10.11 per ton between Q1 2015 and Q4 2020. The market for these feedstocks tends to be local due to relatively high transport costs, and therefore is insulated from typical commodity price volatility. Furthermore, our pulpwood feedstock does not compete for use as a food source, insulating our products from demand price pressures faced by other agricultural-based renewable feedstocks such as corn and sugarcane.
•Unit Economics. Our proprietary platform technology converts low-cost renewable feedstock into flexible chemical intermediates in a single catalytic reaction.
•Carbon Footprint. We believe our products can help enable prospective customers to achieve their net zero carbon emissions commitments by transitioning away from fossil-based materials towards materials made with our platform technology, which uses sustainable, non-food, plant-based feedstock. We estimate that a single commercial-scale Origin plant producing CMF and HTC can eliminate or avoid more than 1.3 million tons of emitted carbon dioxide annually.
•High Barriers to Entry. Over more than a decade, we have generated a robust patent portfolio as well as critical trade secrets. We believe our competitors now significantly lag behind us and will be unable to replicate the efficiency, yield and quality of our process, as we expect to continue to improve our existing technology and processes.
Business Strategy
Our goal is to build a commercially successful business that can scale and meet current and future expected demand for carbon negative materials. We plan to construct plants that can produce materials at a commercial scale and expect to continue to develop new products and applications, together with our platform partners, to maintain and increase its competitive advantage.
Key elements of our strategy include:
Complete construction of Origin 1 and launch construction of Origin 2:
•We are undertaking two significant initial capital projects: “Origin 1” and “Origin 2”. Our strategic intent for Origin 1 is to serve and develop longer term focus markets that require our customers to reformulate existing products and applications. At scale, Origin 2 is intended to focus on supplying products that serve our near-term markets of interest.
•Origin 1, our initial plant, is under construction in Sarnia, Ontario, Canada. As of December 31, 2021, we completed installation of most foundations for building and process areas at the construction site. As of December 31, 2021, we had also completed installation of the key production modules containing equipment used for the conversion of biomass feedstock into high value chemicals. We expect that interconnecting piping will be installed, all electrical work will be complete, and utilities and raw material handling equipment will be installed during 2022. We expect that construction of Origin 1 will be mechanically complete before the end of 2022, with commissioning and production at the plant beginning in 2023.
•As of December 31, 2021, Origin 2 is in the project development stage. During the first quarter of 2022, we announced the completion of certain milestones, such as owner's engineer selection and, subject to finalization of economic incentives, site selection. We expect the front-end engineering design package completed and construction and fabrication started by the middle of 2023. We expect that the construction of Origin 2 will be complete, and the plant operational in 2025.
Sell-out contracted capacity in future plants years ahead of mechanical completion:
•As of February 24, 2022, we had announced $5.6 billion in customer demand from customers in a diverse mix of industries, which demand is expected to be fulfilled by production from Origin 1, Origin 2, Origin 3 and Origin 4. These customers include Global Fortune 500 companies with long-term commitments to decarbonizing their supply chain and operations. We expect continued expanding demand from potential new customers and to continue contracting for new high margin products, including PEF. Because we believe that demand for our products will outpace supply for the foreseeable future, we expect that we will need to identify and prioritize sales to customers for applications that command the highest margins. Please see the section titled “Offtake Agreements” for additional information regarding our offtake agreements.
Expand and develop new partnerships across the value chain:
•Our strategy includes, among other things, working with upstream partners to identify suitable aging/defunct pulp mills, convert key equipment components, and integrate those components into a refurbished and repurposed chemical plant. We expect this to enable us to partner with the existing forest products supply chains and government entities concerned with forest management and potential local labor and economic benefits associated with repurposing the pulp mills. We plan to engage procurement and construction companies and enter into joint ventures for production, which would provide us with best-in-class capabilities to efficiently construct our plants. In addition, we expect to collaborate with partners who have the market knowledge and expertise to design compelling products and penetrate new markets. We believe that helping these partners build profitable new businesses and product lines using our cost-advantaged chemical intermediate platform enhances the value of our platform and promotes long-term committed customer relationships for an expanding and diversifying set of markets. We also intend to continue creating industry collaborations like the NaturALL Bottle Alliance and like our partner and customer relationships with Kolon Industries, Drive+, Alliance to End Plastic Waste, Ford Motor Company, Mitsubishi Gas Chemical, PrimaLoft, Solvay, and others, to commercialize decarbonizing solutions with the help of end users and brands. We intend to continue using demand from industry-leading brands to motivate and align the intermediate supply chain to meet carbon reduction commitments.
Continue development of next-gen materials and applications:
•Our strategy is to develop low and negative carbon materials for use in a variety of products, including textiles and fabrics, next generation packaging, paints, coatings, and epoxies, fillers for tires and other rubber products, fuels, and agricultural products.
•Our CMF near-term (2022-2025+) product focus is on low or negative carbon PET. In the medium term (2025-2027+), we will focus on improving PET polyester with the incorporation of furanic content to make “PETF” blended products, and in the longer term (2027+), we expect to focus on producing next generation high-performance polyesters with strong gas barrier and high heat resistance that can be fully recyclable with current technologies.
•Our HTC near-term (2022-2025+) product focus is on “drop-in” energy-dense solid fuels. In the medium term (2025-2027+), we will focus on carbon negative carcinogen-free carbon black replacement for tires and other rubber and polymer filled materials. In the longer term (2027+), we expect to focus on next generation agricultural products such as slow-release fertilizers as well as microbial and biologics delivery.
Develop new revenue streams through technology licensing:
•We have developed technologies to convert CMF and HTC into a variety of valuable end products, and expect to continue to develop these technologies. We expect, over time, to license this technology to relevant manufacturers of those end products while we supply the CMF and HTC to the licensees.
Our Products
The majority of our product output is comprised of versatile Furanic Intermediates. Depending on the specific feedstock, we may also produce several minority co-products, including levulinic acid, furfural, and various extractives.
CMF—chloromethylfurfural:
•CMF is an organic compound derived directly from cellulosic biomass through our patented process, consisting of furan substituted at the 2 and 5 positions with a formyl group and chloromethyl group. CMF is easily derivatized into multiple products including those for polyesters, nylons, epoxies, surfactants, and several others. At full commercial scale, our process is expected to be able to produce CMF with a carbon impact of –1.21 kg CO2 equivalent/kg CMF, according to a life cycle analysis by Deloitte SAS.

HTC—hydrothermal carbon:
•HTC is a carbonaceous composite consisting of furanic resin and lignin fragments. It is derived from ligno-cellulose through our patented process, and is a structured composite resin comprising furanic chemical groups that can be further functionalized or de-functionalized while retaining nano-scale morphology of the HTC. Via functionalization or de-functionalization, HTC may be further derivatized into products such as carbon black, activated carbon, as well as a variety of agricultural products. At full commercial scale, our process is expected to be able to produce HTC with a carbon impact of –1.67 kg CO2 equivalent/kg HTC, according to a life cycle analysis by Deloitte SAS.
Customers
We believe that our platform technology ideally positions Origin to address industry demand for carbon-negative and low-carbon materials. As of February 24, 2022, we had announced approximately $5.6 billion in contracted offtake agreements (including customer options, which may or may not be exercised) and capacity reservations. These agreements have terms ranging from 5-10 years and encompass production from one or more of Origin 1, Origin 2, Origin 3 and Origin 4. Our customers include Global Fortune 500 companies including Ford Motor Company and fellow NaturALL Bottle Alliance members Danone, Nestlé Waters, and PepsiCo, as well as Mitsubishi Gas Chemical, Packaging Equity Holdings, Kolon Industries, PrimaLoft, Solvay, Mitsui & Co., Ltd., Minafin Group, and others.
Raw Materials Supply
Our platform technology can produce building block chemicals from a variety of abundant, low-cost bio-feedstocks including wood residues and wood processing waste. Our process was designed to be able to take advantage of idled and aging pulp mills and may be co-located with such mills to secure access to existing site-specific feedstock supplies and skilled labor while lowering required capital investment. We believe we will be able to contract for the necessary quantity and quality of these or suitable alternative feedstocks needed to manufacture products. We expect our demand for wood residues and wood processing waste in 2030 represents less than 1% of the world’s total supply of these feedstocks and less than 0.5% of the global supply of suitable alternative feedstocks that can be used in our process, such as agricultural wastes, mixed paper waste, and construction wastes.
Offtake Agreements
Nestlé Waters Offtake Agreement
In November 2016, we entered into an offtake agreement with Nestlé Waters. The agreement had a 5-year term to purchase a specified amount of product per year from the Origin 1 facility. The agreement required us to meet certain construction and product delivery milestones by specified dates and requires us to pay liquidated damages if the milestones were not achieved. For Origin 1, these milestones have been deferred to March 31, 2022 in order to facilitate the negotiation of an amendment to the agreement, including the milestone achievement dates. As of the date hereof, the negotiation is ongoing.
In addition to the above provisions, Nestlé may terminate the offtake agreement if: (i) we fail to meet agreed upon quality or quantity requirements; (ii) a force majeure continues for an extended period; (iii) any of certain designated parties directly acquires an equity interest in us; (iv) we fail to comply with mutually agreed sustainability principles; (v) either party takes steps to enter into liquidation or is subject to bankruptcy proceedings or enters into a deed of arrangement for the benefit of its creditors; or (vi) a bankruptcy event occurs with respect to a third party manufacturer that is critical to our supply chain, and we are unable to retain a substitute. If Nestlé terminates the offtake agreements, certain outstanding advance payments made to us by Nestlé and evidenced by a secured promissory note, as described below, become immediately due. In addition, upon any material breach of the offtake agreement by us, we have a specified amount of time, subject to modification by agreement with Nestlé, to cure the breach before Nestlé may terminate the agreement.
In November 2016, we received a $5.0 million prepayment from Nestlé Waters for product from Origin 1 pursuant to the offtake agreement. The prepayment will be credited against the purchase of products from Origin 1 over the term of the offtake agreement. Specifically, the prepayment will be repaid by applying a credit to product purchases each month over the operation of Origin 1 until a total of $7.5 million of credits have been applied. The prepayment is evidenced by a secured note that will be repaid in cash in the event the prepayment cannot be credited against the purchase of product because, for example, Origin 1 is never constructed. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.38% at December 31, 2021) and matures five years from the commercial operation date of Origin 1. Our outstanding obligation, together with accrued interest, under Nestlé Waters’ promissory note totaled an aggregate of $5.2 million as of December 31, 2021.

Danone Offtake Agreement
In November 2016, we entered into an offtake agreement with Danone. The agreement has a 5-year term to purchase a specified amount of product per year from the Origin 1 facility. The agreement also includes an option exercisable by Danone to enter into an additional offtake agreement to purchase product from Origin 2 for a term of up to 10 years. This option has not yet been exercised. The agreement requires us to meet certain construction and product delivery milestones by specified dates and requires us to pay liquidated damages if the milestones are not achieved. For Origin 1, these milestones have been deferred to June 30, 2022 in order to facilitate the negotiation of an amendment to the agreement, including the milestone achievement dates. As of the date hereof, the negotiation is ongoing.
In addition to the above provisions, Danone may terminate the offtake agreement if: (i) we fail to meet the agreed upon quality or quantity requirements; (ii) a force majeure event continues for an extended period; (iii) any of certain designated parties directly acquires an equity interest in us; (iv) we fail to comply with mutually agreed sustainability principles; (v) the NaturALL Bottle Alliance agreement is terminated; (vi) a material adverse change has occurred prior to the first order placed under the agreement; (vii) either party takes steps to enter into liquidation, becomes subject to bankruptcy proceedings or a bankruptcy event occurs with respect to either party, or a third party manufacturer that is critical to our supply chain, and we are unable to retain a substitute; or (viii) an event of default as defined by in Danone’s promissory note occurs.

In November 2016, we received a $5.0 million prepayment from Danone for product from Origin 1 pursuant to the offtake agreement with Danone. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the offtake agreement. The prepayment is evidenced by a secured note. In May 17, 2019, the Danone offtake agreement and secured note were amended to make Danone's prepayment repayable in three fixed cash installments, inclusive of interest. If Danone terminates the offtake agreement, the note becomes due immediately. Our outstanding obligation, together with accrued interest, under Danone’s promissory note totaled an aggregate of $5.7 million as of December 31, 2021. In addition, upon any material breach of the offtake agreement by us, we have a specified amount of time, subject to modification by agreement with Danone, to cure the breach before Danone may terminate the agreement.
Pepsi Offtake Agreement
In August 2018, we entered into an offtake agreement with Pepsi. The agreement has a 5-year term to purchase a specified amount of product per year from the Origin 1 facility, and an additional 5-year term to purchase a specified amount of product per year from Origin 2. Pepsi may terminate the agreement if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022. Pepsi also may terminate the agreement if commercial operation of Origin 2 has not occurred by June 30, 2025, or if product from Origin 2 has not been delivered before September 30, 2025.
In addition to the above provisions, Pepsi may terminate the offtake agreement if: (i) we fail to meet agreed upon quality or quantity requirements; (ii) a force majeure event continues for an extended period; or (iii) a bankruptcy event occurs with respect to either party, or a third party manufacturer that is critical to our supply chain, and we are unable to retain a substitute. Also, upon our material breach of the offtake agreement, we have a specified amount of time, subject to modification by agreement with Pepsi, to cure the breach before Pepsi may terminate the agreement.
Packaging Matters Offtake Agreement
In December 2020, we entered into an offtake agreement with Packaging Matters, LLC (formerly known as Packaging Equity Holdings, LLC) (“Packaging Matters”). This agreement has a 10-year term and provides for the purchase of specified volumes of product per year from each of our first four plants, Origin 1 through Origin 4. Packaging Matters may terminate the agreement if we deliver notice to Packaging Matters that we have determined that it is reasonably likely that we will not fulfill certain conditions precedent to start-up of the Origin 1 facility by January 1, 2025.
In addition to the above provisions, either party may terminate the offtake agreement if a force majeure event continues for an extended period or if a bankruptcy event occurs with respect to the other party. Upon our material breach of the offtake agreement, we have a specified amount of time, subject to modification by agreement with Packaging Matters, to cure the breach before Packaging Matters may terminate the agreement.
Research and Development
Our strategy depends upon both continued improvement of our platform technology and development of new chemical pathways, next-generation materials and product applications, and our research and development efforts are focused on supporting these two objectives. We operate an in-house laboratory and pilot-scale manufacturing facilities in

West Sacramento, California and Sarnia, Ontario, Canada to conduct research and development work. In addition, we conduct joint research and development work with third parties including academic institutions, vendors, and other partners such as members of the NaturALL Bottle Alliance.
Intellectual Property
Our patent portfolio is comprised of 19 patent families focused on the conversion of biomass to CMF and HTC. Origin intends to retain exclusive rights to commercially work its biomass to CMF and HTC pathways.
Patents. Our core technology—biomass to CMF and HTC—is protected with patents, trade secrets, and know-how. We have 25 patents directed to CMF. One U.S. and one Korean composition of matter patent expiring in 2034 are directed to crystalline forms of CMF. Fourteen patents are directed to compositions of and methods for preparing CMF. These include three in the United States, two in Korea, two in Malaysia, and one each in Brazil, China, India, and Mexico, which expire in 2032, as well as two patents in the United States and one in Brazil that expire in 2034. Nine patents are directed to methods and systems for purifying CMF. These include one patent in the United States and one in China, each expiring in 2033, and three patents in the United States and one each in Brazil, China, South Korea, and Europe that expire in 2034. We have seven pending applications directed to compositions and methods for preparing CMF. These include one in the United States that would expire in 2034, two in Malaysia that would expire in 2034, one in Malaysia that would expire in 2032, two in China that would expire in 2034, and one in Europe that would expire in 2034.
We also have eight patents directed to methods for preparing PX and terephthalic acid (PTA when purified). These include two patents in the United States and one each in China and Japan that expire in 2032, as well as three patents in the United States and one in Japan that expire in 2033.
We have five patents directed to dimethylfuran (“DMF”), a derivative of CMF, including three patents in the United States expiring in 2034 directed to methods of producing DMF and two patents in the United States expiring in 2035 directed to compositions of and methods for preparing DMF. We also have two pending patent applications directed to DMF. These include one each in Thailand and Europe that would expire in 2035.
We have two pending patent applications directed to furandicarboxylate-polymer compositions, including PEF, and methods for producing such compositions. These include one pending application in China that would expire 2036 and one pending application in the United States that would expire in 2037.
In addition, we have five patents directed to polyhydroxylalkanoate (“PHA”), a biodegradable plastic. These include one composition of matter patent in the United States and one in Malaysia, each expiring in 2031, that are directed to bacterial strains for producing PHA, two patents in the United States, and one in Malaysia expiring in 2033 directed to compositions and methods for converting PHA into PHA derivatives.
We have three patents directed to other derivatives of CMF. These include two U.S. patents expiring in 2035 and 2036, respectively, directed to methods of preparing chemical derivatives from CMF, and one U.S. patent expiring in 2035 directed to compositions for preparing CMF derivatives.
Finally, we have one pending patent application in the United States that would expire in 2036 and is directed to compositions and resins of activated carbon and methods for producing these.
Trade secrets. We maintain a secure digital vault of our trade secrets with heightened confidentiality protections. Access to this vault is limited to a select group and is granted on a need-to-know basis. Further, the information in the vault is left strategically incomplete and requires corroboration from referenced internal documents to ensure that the entirety of any trade secret is known only by someone who has access to each such document. Our employees are required to participate in invention assignment and non-disclosure protocols to further ensure the protection of our trade secrets.
Know-how. An important aspect of our intellectual property, in addition to our patent portfolio and trade-secrets, is the depth of understanding and proficiency we gained in the behavior of the Origin technology platform's chemical reactions, the handling of feedstocks, and the process-ability of feedstocks given certain conditions. This know-how into our process and materials is carefully captured in many ways, such as by being photographed, videoed, measured, quantified, summarized, compared, and otherwise described. Within this information set, we have identified many key insights without which we believe a would-be competitor could not successfully operate in our industry or replicate our results.

Regulatory
Regulation by government authorities in the United States, Canada and other countries is a significant factor in the production and sale of our products and our ongoing research and development activities. The chemicals and intermediates that we manufacture and use, including CMF and HTC, require (or as the products are further commercialized are anticipated to require) authorization or exemptions under the Toxic Substances Control Act (TSCA) administered by the U.S. Environmental Protection Agency (the EPA), the Canadian Environmental Protection Act (CEPA) administered by Health Canada and Environment and Climate Change Canada, and the European Union’s regulation entitled the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH). Our production processes are subject to regulations and permit requirements relating to air emissions, wastewater discharges, waste generation and disposal and other environmental matters. Additionally, some applications will involve food contact and will be regulated by the U.S. Food and Drug Administration (the FDA).
Chemical control regulations applicable to us, such as TSCA, CEPA or REACH, impose restrictions with respect to the permitted volumes of, or the sites at which, certain chemicals manufactured or used by us may be manufactured, imported, transported and/or released into the environment. For example, in the United States, the manufacture of CMF as a chemical intermediate currently is restricted to a quantity of 15,000 kilograms per year and the volume of a substance that may be used in some subsequent conversions of CMF is subject to import restrictions in Canada. In addition, the import into Canada of a certain polymer associated with the manufacture of CMF and HTC is limited to not more than 1,000 kilograms per year prior to submitting a New Substance Notification. Compliance with these regulations is complex and could require significant capital and/or operating expenses, and failure to comply with any of these regulations can have significant consequences. Our regulatory focus has been on seeking the removal or relaxation of certain restrictions to enable scaled up production. We have filed or will be filing notifications under TSCA and CEPA seeking to remove these restrictions, as necessary, and are working to identify alternatives that are not similarly restricted in the location where they are used.
Employees and Human Capital Resources

Intentional Culture and Leadership. At Origin, our values inform our decision making and how we act. We are deliberate, open, and transparent about our dedication to our core purpose; to enable the world’s transition to sustainable materials as the leading carbon negative materials company. We have assembled an exceptional team of world-class scientists, engineers, and business leaders to develop and execute our strategic plans.

Diversity, Equity & Inclusion. We believe that having a diverse workforce, equitable employment practices, and an inclusive workplace better positions us to respond to the unique needs of all our stakeholders. In 2020, we created the Origin Committee on Diversity and Inclusion. This committee is responsible for ensuring that Origin policies, procedures, and practices are conducive to creating and maintaining a diverse and inclusive environment that is valuable for all stakeholders. In late 2021, we hired a leading DE&I consulting firm, to help us map out our DE&I strategy and operationalize our DE&I goals. Finally, we have recently hired our first-ever VP, Human Resources to further strengthen our DE&I leadership and develop our program into 2023 and beyond.

Human Capital. As of December 31, 2021, we had approximately 80 employees located in the United States and 6 employees in Canada, all of whom were full-time employees. None of our employees is subject to a collective bargaining agreement and we believe we have a good relationship with our employees. Our ability to attract, retain and motivate exceptional employees is vital to our long-term competitive advantage. As such, our compensation practices, including long-term equity incentive plans, are designed to drive sustainable performance and align employee incentives with shareholder values.

Supporting Our Employees through COVID-19. In response to the COVID-19 pandemic, we have established and enforced comprehensive policies in the areas of Infectious Disease Control and COVID-19 Vaccinations. Currently, our employees are required to be vaccinated against COVID-19 or receive a vaccination exemption and adhere to strict COVID-19 protocols when on-site at our locations. Our vaccinated employees, when on-site at our locations, are also required to adhere to rigorous guidelines to prevent the spread of infectious diseases. These guidelines are designed to meet or exceed those set by local, state, and federal authorities that are applicable to our employees and sites. In addition, we have established and expanded remote working arrangements and tools across our organization in an effort to reduce the threat of a COVID-19 outbreak. Our COVID-19 Task Force, composed of staff and management employees across all departments, meets regularly to evaluate our policies and guidelines.

Corporate Information
Artius Acquisition Inc. ("Artius") incorporated in the Cayman Islands on January 24, 2020 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 25, 2021, Zero Carbon Merger Sub Inc., a wholly-owned subsidiary of Artius merged with and into Micromidas, Inc. a Delaware corporation (now known as Origin Materials Operating, Inc.,“Legacy Origin”), with Legacy Origin surviving as a wholly-owned subsidiary of Artius (the "Business Combination"). In connection with the closing of the Business Combination, Artius changed its name to Origin Materials, Inc. Legacy Origin was incorporated in 2008 as a Delaware corporation. Our principal executive offices are located at 930 Riverside Parkway, Suite 10, West Sacramento, California 95605. Origin has the following wholly-owned Canadian subsidiaries:
•Origin Materials Canada Holding Limited;
•Origin Materials Canada Pioneer Limited;
•Origin Materials Canada Polyesters Limited; and
•Origin Materials Canada Research Limited.
We became a large accelerated filer on December 31, 2021 because our aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021, our most recently completed second fiscal quarter, was greater than $700 million. Prior to that, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we were eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We can no longer avail ourselves of these exemptions.
Additional Information

Origin's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at https://investors.originmaterials.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.
Item 1A. Risk Factors
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to such financial statements included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.
Risks Related to Our Business
Risks Related to Our Financial Condition and Status as an Early Stage Company
We are an early stage company with a history of losses and our future profitability is uncertain.
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. For the years ended December 31, 2020 and 2019, we had net losses of $30.3 million and $0.5 million, respectively. For the year ended December 31, 2021, we had a net income of $42.1 million. As of December 31, 2021, we had an accumulated deficit of $56.8 million.
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
We previously identified a material weakness in our internal control over financial reporting that we have concluded has been remediated, though we may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020, during the course of preparing for the Business Combination, and during the second quarter 2021 and third quarter 2021 interim reviews, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not have in place an effective control environment with formal processes and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our size, we did not have proper segregation of duties and had insufficient accounting and finance personnel with an appropriate level of technical accounting knowledge in the application of U.S. GAAP commensurate with our complexity and financial accounting and reporting requirements to design, implement and operate precise business processes and internal control activities over financial reporting to provide reasonable assurance of preventing or detecting material misstatements. We previously restated our financial statements as of and for the fiscal years ended December 31, 2020 and 2019.
We have begun implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including retention of an accounting consultant to assist in areas of complex accounting and financial reporting, converting and upgrading our accounting system and hiring additional IT personnel. We have also hired a staff accountant and a corporate controller and expect to hire additional accounting personnel. These actions, being implemented through the fourth quarter of 2021, related to the design effectiveness of internal controls over financial reporting allow us to conclude that the material weakness has been remediated.
If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
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
We have has incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $97.8 million.
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
Our projected financial performance and results of operations, including our ability to achieve commercial scale production, depend on our ability to construct several commercial scale plants. While we expect the Origin 1 plant to be operational by the end of 2022, we do not expect the Origin 2 plant to be operational until 2025, and our expansion to additional commercial scale plants is not planned to commence until 2027. In particular, except for Origin 2, subject to finalization of economic incentives, we have not selected a site for any of our future planned plants, and may have difficulty finding sites with appropriate infrastructure and access to raw materials. With respect to these future plants, we also do not have agreements with engineering, procurement or construction firms. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants. If we are unable to construct these plants within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our plants, a stoppage of construction as a result of the COVID-19 pandemic, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, and issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted.
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
We plan to rely on our Origin 1 and Origin 2 plants to meet customer demand until at least 2027.
Our operating plan assumes that we will rely on Origin 1 and Origin 2 to meet customer demand until 2027 and that Origin 2 will supply most of our products from the time Origin 2 is expected to become operational in 2025 until at least 2027. Adverse changes or developments affecting these facilities, and in particular Origin 2, could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, and in particular Origin 2, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to generate revenue, execute our expansion plans, and meet our contractual obligations and customer demands. In addition, our plant equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics (such as COVID-19), trade wars or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
Our offtake agreements with our customers allow the customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under two of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then, in each case, the customer may terminate the agreement and any outstanding secured promissory notes resulting from advance payments made to us will become due immediately. The outstanding obligations under those promissory notes, together with accrued interest, totaled an aggregate of $10.9 million as of December 31, 2021. These agreements also require us to pay liquidated damages up to an aggregate of $0.9 million if Origin 1 had not commenced commercial operation by December 31, 2020 or we had not delivered specified product volume from Origin 1 by September 30, 2021. In September 2020, the counterparties to these agreements agreed to waive compliance with the milestones and their right to liquidated damages until June 30, 2021, in order to facilitate the negotiation of amendments to the agreements, including the milestone achievement dates. In June 2021, one of the counterparties agreed to further extend this deadline through September 30, 2021. And in November 2021, this counterparty agreed to further extend the deadline to June 30, 2022. In December 2021, the other counterparty agreed to extend the deadline to March 31, 2022.
A third offtake agreement is terminable by the customer if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022. Discussions to amend these agreements and extend these milestone dates are ongoing but we cannot guarantee that the discussions will result in any such extension. We do not currently expect Origin 1 to be operational until 2022 or to produce product until 2023. Accordingly, if these milestone dates are not extended, we may be required to pay these liquidated damages and repay the amounts outstanding under the foregoing promissory notes and our offtake agreements may be subject to termination by our customers. If any of our offtake agreements are terminated or we are required to pay liquidated damages or repay advances under our offtake agreements, our business, results of operations and financial condition may be harmed.

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
The price of raw materials may be impacted by external factors, including uncertainties associated with war, terrorist attacks, weather and natural disasters, health epidemics or pandemics (such as COVID-19), civil unrest, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, inflationary pressures, breakdown or degradation of transportation infrastructure used in the delivery of raw materials or changes in laws or regulations in any of the countries in which we have has significant suppliers.
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
•obtain conversion services and other supply chain support; and/or
•obtain access to intellectual property and ensure freedom to operate.
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
Our expansion model is global and we will need to source feedstock and supplies from suppliers around the world. In particular, our manufacturing process uses local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, COVID-19 has resulted in increased travel restrictions and the extended shutdown of certain businesses throughout the world. The impact of COVID-19 on our business is uncertain at this time and will depend on future developments; however, prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities subject us to various data privacy and security obligations, which can include laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies, such as providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA, including by establishing a new California Privacy Protection Agency to implement and enforce the CPRA. Other states have also enacted data privacy laws, including Virginia and Colorado. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located in the European Economic Area (“EEA”) and the UK, respectively. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. We also target customers in Asia, and may be subject to new and emerging data privacy regimes in Asia, such as China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in Europe or other jurisdictions). Existing mechanisms that may facilitate cross-border personal data transfers may change or be invalidated.

Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations may require us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruptions in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, manufacturing processing, orders and invoices, payments, customer and supplier communications, inventory management and other functions. We also depend on these systems to respond to customer inquiries, support our overall internal control process, maintain property, plant and equipment records, and pay amounts due to vendors and other creditors. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and sensitive information, as more of our employees work from home, utilizing network connections outside our premises. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred.

Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may deter negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the General Corporation Law of the State of Delaware ("DGCL") will govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our Board. These and other provisions in our Certificate of Incorporation and our Bylaws under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our Common Stock and result in the market price of our Common Stock being lower than it would be without these provisions.
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
The stock markets, including Nasdaq on which we have listed the shares of our Common Stock under the symbol “ORGN,” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our Common Stock, the market price of our Common Stock may be volatile and could decline significantly. In addition, the trading volume in our Common Stock may fluctuate and cause significant price variations to occur. If the market price of our Common Stock declines significantly, you may be unable to resell your shares at or above the market price of our Common Stock at which your purchased our Common Stock. We cannot assure you that the market price of Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report;
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
Our Common Stock and the public warrants that were issued in connection with Artius’ initial public offering (the “Public Warrants”) are currently listed on Nasdaq. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
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
We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.
Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, as of the year following December 31, 2021. As a result, we may incur additional and increasing costs to comply with our reporting and other obligations that we had not historically incurred due to our status as an emerging growth company or as a smaller reporting company. These additional obligations will require us to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting.
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
As of December 31, 2021 we have Warrants outstanding to purchase an aggregate of 35,476,667 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Plan and the Employee Stock Purchase Plan (“ESPP”), we may issue an aggregate of up to 20,313,819 shares of Common Stock, which amount may be subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding Common Stock may be diminished; and
•the market price of the Common Stock may decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, pilot-scale plant and research and development laboratories are located in West Sacramento, California, where we occupy approximately 38,011 square feet of office, plant and laboratory space. Our lease for this facility expires in October 31, 2028. We believe that the facility that it currently leases is adequate for its needs for the immediate future and that, should it be necessary, we can lease additional space to accommodate any future growth.
We also own a production facility in Sarnia, Ontario, Canada, Origin 1, that is currently under construction. This production facility is on approximately two acres of land and contains a construction trailer complete with approximately 1,440 square feet of office space. The land is owned and the offices are leased by our wholly owned subsidiary, Origin Materials Canada Pioneer Limited.
Item 3. Legal Proceedings
The information set forth under "Contingencies" in Note 19 of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock and Public Warrants are listed on NASDAQ under symbols “ORGN” and “ORGNW”, respectively.
Holders
As of close of business on February 25, 2022, there were 97 holders of record of our Common Stock and 2 holders of record of our Public Warrants. The actual number of holders of our Common Stock and Public Warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.

Dividend Policy
We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report is incorporated herein by reference.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On June 25, 2021, Artius Acquisition, Inc. consummated the Business Combination with Legacy Origin pursuant to the Merger Agreement. In connection with the closing of the Business Combination, Artius changed its name to Origin Materials, Inc. Legacy Origin was deemed to be the accounting acquirer in the Merger. While Artius was the legal acquirer in the Merger, because Legacy Origin was deemed the accounting acquirer, the historical consolidated financial statements of Legacy Origin became the historical consolidated financial statements of the combined company, upon the consummation of the Merger.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Annual Report. Unless the context otherwise requires, references in this section to “Legacy Origin”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy Origin and its consolidated subsidiaries prior to the Business Combination and to Origin Materials, Inc. and its consolidated subsidiaries, following the Closing.
Overview
Origin is a carbon negative materials company with a mission to enable the world’s transition to sustainable materials by replacing petroleum-based materials with decarbonized materials in a wide range of end products, such as food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments and more. We believe that our platform technology can help make the world’s transition to “net zero” possible and support the fulfillment of greenhouse gas reduction pledges made by countries as part of the United Nations Paris Agreement as well as corporations that are committed to reducing emissions in their supply chains. Our technology can convert sustainable feedstocks such as sustainably harvested wood residues, agricultural waste, wood waste and even corrugated cardboard into materials and products that are currently made from fossil feedstocks such as petroleum and natural gas. These sustainable feedstocks are not used in food production, which differentiates our technology from other sustainable materials companies that use feedstocks such as vegetable oils or high fructose corn syrup and other sugars. While we have has succeeded in producing small amounts of our products in the pilot plant for customer trials and testing purposes, we have has not yet commenced large-scale production.
We believe that products made using Origin's platform technology can compete directly with petroleum-derived products on both performance and price. Due to abundant and renewable wood supplies that have historically stable pricing, our cost of production is expected to be more stable than potential competing platforms that use other types of feedstocks. We believe that end products made using our platform technology will have a significant unit cost advantage over products made from other low carbon feedstocks.
We have developed a proprietary platform technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals CMF and HTC, as well as other product intermediates. At a commercial scale, Origin's platform technology is expected to produce CMF and HTC with a negative carbon footprint. Origin believes these chemicals can replace petroleum-based counterparts, lowering the carbon footprint of a wide range of materials without sacrificing performance or cost.
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
Key Factors and Trends Affecting Origin’s Operating Results
We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and under “Risk Factors” appearing elsewhere in this Annual Report.
Basis of Presentation
We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited, and our historical results are reported under U.S. GAAP and in U.S. Dollars. Upon commencement of commercial operations, we expect to expand our operations substantially, including in the United States and Canada, and as a result, we expect Origin's future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in Origin's historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Annual Report.
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
Change in Fair Value of Assumed Common Stock Warrants Liability
The change in fair value of assumed common stock warrants liability consists of the change in fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination. We expect to incur an incremental income (expense) for the fair value adjustments for the outstanding assumed common stock warrants liability at the end of each reporting period or through the exercise of the warrants.
Other Income (Expense)
Our other income (expense) consists of income from governmental grant programs, interest expense for stockholder convertible notes payable, interest income on marketable securities and income or expenses related to changes in the fair value of assumed common stock warrants liability, earnout liability, and derivative assets and liabilities. We expect to incur an incremental income (expense) for the fair value adjustments of these assets and liabilities at the end of each reporting period.
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

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest income, (iv) interest expense, net of capitalized interest, (v) change in fair value of derivative liabilities, (vi) change in fair value of warrants liability, (vii) change in fair value of earnout liability, (viii) professional fees related to completed mergers, and (ix) other income, net.

	Year ended December 31,
(in thousands)	2021	2020
Net income (loss)	$42,090	$(30,302)
Stock based compensation	5,767	1,630
Depreciation and amortization	544	479
Interest income	(1,413)	—
Interest expense, net of capitalized interest	2,838	341
Change in fair value of derivative liabilities	1,326	1,088
Change in fair value of warrants liability	4,525	18,498
Change in fair value of earnout liability	(75,488)	—
Professional fees related to completed mergers	640	—
Other income, net	(811)	(805)
Adjusted EBITDA	$(19,982)	$(9,071)
Results of Operations
Comparison of the Year Ended December 31, 2021 and 2020
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the year ended December 31, 2021 and 2020 together with the change in such items in dollars and as a percentage.

	Year Ended December 31,
(in thousands)	2021	2020	Variance	Variance %
Operating expenses:
Research and development	$9,124	$4,138	$4,986	120%
General and administrative expenses	17,265	6,563	10,702	163%
Depreciation and amortization	544	479	65	14%
Total operating expenses and loss from operations	26,933	11,180	15,753	141%
Other expenses (income):
Interest income	(1,413)	—	(1,413)	100%
Interest expense, net of capitalized interest	2,838	341	2,497	732%
Change in fair value of derivative liabilities	1,326	1,088	238	22%
Change in fair value of warrant liability	4,525	18,498	(13,973)	76%
Change in fair value of earnout liability	(75,488)	—	(75,488)	100%
Other income, net	(811)	(805)	(6)	1%
Total other expense (income), net	(69,023)	19,122	(88,145)	(461)%
Net income (loss)	$(42,090)	$30,302	$(72,392)	(239)%
Research and Development Expenses
Research and development expenses increased $5.0 million, or 120%, from 2020 compared to 2021. This increase was primarily due to increases of $1.1 million in stock compensation related to additional stock grants, $0.6 million in fees paid to third-party consultants, $1.8 million related to incremental research and development staffing, $0.3 million in additional research and development supplies, $0.3 million in additional service costs, $0.2 million in additional software and information technology costs, and $0.7 million in other additional expenses.

General and Administrative Expenses
General and administrative expenses increased $10.7 million, or 163%, from 2020 compared to 2021. This increase was primarily related to increases of $3.0 million in stock compensation expenditures, $0.8 million for incremental increases in staffing supporting construction of Origin 1, including additional expense for personnel within executive, accounting, procurement, sales, and supply-chain development, as well as services in support of the Merger, $0.4 million in legal and professional fees related to regulatory compliance costs, $0.6 million in professional fees related to completed mergers, $2.1 million in additional directors and officers insurance policies, $0.6 million in additional software and information technology costs, $2.8 million in financing costs, and $0.4 million in marketing costs.
Interest income
Interest income increased $1.4 million from 2020 compared to 2021. This increase was related to $1.4 million in interest income from investments in marketable securities.
Interest expense. net of capitalized interest
Interest expense increased $2.5 million from 2020 compared to 2021. This increase is due to the issuance of stockholder convertible notes in November 2019 resulting in an increase to interest expense of $0.4 million and $2.2 million related to the increase in accretion expense for debt issuance costs.
Change in fair value of derivative liabilities, warrant liability, and earnout liability
The Company recognized a gain on the change in the fair values of the derivative liabilities, the warrant liability, and the earnout liability in the amount of $89.2 million from 2020 to 2021. The earnout liability and a portion of the change in the warrant liability are from newly created liabilities reclassified from equity as a result of the Business Combination, with a combined decrease in fair value of $89.4 million resulting from the change in fair value of these instruments over the period from the closing of the merger to December 31, 2021. The decrease in fair value was offset by a $0.3 million increase in the fair value of derivative liability and $0.1 million unrealized gain in the fair value of the foreign currency forward contract derivatives. The movement in these instruments' fair values are driven by the value of the Company's stock price.
Other Income, net
Other income increased a total of $0.0 million from 2020 compared to 2021. This increase was primarily related to $0.2 million in realized gain on sold marketable securities offset by a decrease of $0.2 million in grant income.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. Origin had $444.6 million and $1.9 million in cash, cash equivalents, restricted cash and marketable securities as of December 31, 2021 and December 31, 2020, respectively. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-back securities, foreign government and agency securities, and municipal bonds.
We are yet to generate any revenue from our business operations. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
We will require a significant amount of cash for capital expenditures as we invest in the construction of Origin 1 and Origin 2 plants, and additional research and development. In addition to our cash on hand following the Business Combination, we anticipate that we will need substantial additional project financing and government incentives to meet our financial projections, execute our growth strategy and expand our manufacturing capability, including to finance the construction of the Origin 1 and Origin 2 plants. Our ability to obtain financing for the construction of future plants may depend in part on our ability to first enter into customer agreements sufficient to demonstrate sufficient demand to justify the construction of such plants. We may also raise additional capital through equity offerings or debt financings, as well as through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties. Our future capital requirements will depend on many factors, including actual construction costs of the Origin 1 and Origin 2 plants, changes in the costs in our supply chain, expanded operating activities and our ability to secure customers. If our financial projections are inaccurate, we may need to seek additional equity or debt financing from outside sources, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be harmed.
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
Indebtedness
In November 2019, Legacy Origin entered into secured convertible note agreements (the “2019 Notes”) with certain Legacy Origin preferred stockholders, whereby Legacy Origin could borrow up to $6.0 million in aggregate from the noteholders. The 2019 Notes bear an annual interest rate of 10% and an original maturity date of September 30, 2021. All principal and accrued interest under the 2019 Notes were converted into shares of Legacy Origin Common Stock immediately prior to the closing of the Business Combination.
In April 2020, Legacy Origin received an unsecured loan in the amount of $905,838 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established under the CARES Act and is administered by the U.S. Small Business Administration. The PPP Loan had a two-year term and bears interest at a rate of 1.00% per annum. This loan was repaid on June 24, 2021.
As of December 31, 2021 and December 31, 2020, we have $6.8 million and $6.2 million of indebtedness under a Canadian government program, respectively, of which $0.5 million and $2.6 million was received during the year ended December 31, 2021 and December 31, 2020, respectively. Additionally, as of December 31, 2021, we had liability balances consisting of a $5.1 million legacy related party customer prepayment, $5.7 million legacy related party liabilities, and $2.5 million in customer prepayments. As of December 31, 2020, we had liability balances consisting of a $2.5 million customer prepayment, a $5.5 million legacy stockholder note, and a $5.1 million legacy related party customer prepayment.
During 2020, we received $550,000 for the admission of an additional member to a consortium agreement with two legacy Series B preferred stock investors and a legacy Series C investor to collaborate on development of a process to commercialize bio-based, decarbonizing materials for application on an industrial scale at a competitive price. These funds were recorded as other income, net, in the Statements of Operations and Comprehensive Income (Loss).
In February 2021, Legacy Origin issued and sold convertible promissory notes with an aggregate principal amount of $10.0 million and an interest rate of 8.0% per annum (the “2021 Notes”). The 2021 Notes had an original maturity date on September 30, 2021. All principal and accrued interest on the 2021 Notes were converted into shares of Legacy Origin Common Stock immediately prior to the closing of the Business Combination.
In November 2016, Legacy Origin received a $5.0 million prepayment from a stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 is never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the offtake agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The promissory note would bear interest at 3.5% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively. At December 31, 2021 and December 31, 2020, the total aggregate principal amount of debt outstanding was $5.2 million and accrued interest totaled $0.5 million and $0.3 million, respectively.

Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.38% at December 31, 2021) and matures five years from the commercial operation date of Origin 1. At December 31, 2021 and December 31, 2020 the total note principal outstanding was $5.1 million plus accrued interest of $0.1 million and $0.1 million, respectively.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2021 and December 31, 2020, the total amount outstanding on this agreement was $2.5 million.
Cash Flows for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table shows a summary of cash flows for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Total cash used in operating activities	$(22,043)	$(5,461)
Total cash used in investing activities	(411,638)	(2,054)
Total cash provided by financing activities	478,948	5,829
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(14)	(52)
Net increase (decrease) in cash	$45,253	$(1,738)
Cash Used in Operating Activities
Net cash used in operating activities was $22.0 million for the year ended December 31, 2021, compared to net cash used in operating activities of $5.5 million over the same period in 2020. The increase in cash used in operating activities was primarily attributable to an increase in net loss (after adjusting for non-cash items) attributed to incremental increases in staffing supporting construction of Origin 1, including additional expense within executive, accounting, procurement, sales, and supply-chain development, increase in prepaid expenses and other current assets, and offset by decreases in accrued expenses.
Cash Used in Investing Activities
Net cash used in investing activities was $411.6 million for the year ended December 31, 2021, compared to net cash used in investing activities of $2.1 million over the same period in 2020. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to increase substantially in the near future as we fully build out Origin 1 as well as acquire the property, plant and equipment for Origin 2. The change was primarily related to net purchases of marketable securities of $424.2 million for the year ended December 31, 2021, compared to $0.0 million for the year ended December 31, 2020. and cash used for property, plant and equipment purchases in the year ended December 31, 2021 of $12.3 million, an increase over the $1.8 million of cash used for property, plant and equipment purchases in the year ended December 31, 2020. The Company continues to increase activity related to the construction of Origin 1, which is the main driver of the variation in cash used in investing activities between the two periods.

Cash Provided by Financing Activities
Net cash provided by financing activities was $478.9 million for the year ended December 31, 2021, compared to net cash provided by financing activities of $5.8 million over the same period in 2020. The Company completed a business combination during the year ended December 31, 2021, netting cash proceeds of $467.5 million. Cash of $11.7 million was provided by proceeds from notes payable, payments of $0.9 million were made on short term debt, and $0.5 million provided by proceeds from Canadian Government Research and Development during the year ended December 31, 2021, compared to cash of $3.2 million provided by proceeds from notes payable, payments of $0.0 million were made on short-term debt, and $2.7 million provided by proceeds from Canadian Government Research and Development over the same period in 2020.

Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of December 31, 2021, consisted of:
•The total cost of Origin 1, our initial plant, under construction in Sarnia, Ontario, Canada and Origin 2 is projected to cost over $1.1 billion, including amounts spent in 2021. These costs, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements which have not yet been secured, until such time as Origin 2 is operational.
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. For additional information regarding our lease liabilities, see Note 18 to the consolidated financial statements in Item 8 of this Annual Report.

Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods.
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report. We have the critical accounting policies and estimates which are described below.
Stock-Based Compensation
Origin may grant a wide variety of equity securities under various stock incentive plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, and other awards. At December 31, 2021, the Company has granted incentive stock options, RSU awards, and performance awards. Origin measures stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognizes compensation expenses of those awards over the requisite service period, net of estimated forfeitures, which is generally the vesting period of the respective award. For awards with performance conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The estimated number of stock awards that will ultimately vest requires judgement, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Origin applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Origin estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model and the grant date closing stock price for restricted stock awards. The Black-Scholes option-pricing model requires the use of highly subjective assumptions including:
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
•Forfeiture— The Company estimates forfeitures based on historical activity and considers voluntary and involuntary termination behavior as well as analysis of actual historical option forfeitures, netting the estimated expense by the derived forfeiture rate.
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
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Business Combination (Note 13). The Company recorded these instruments as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The determination of the fair value involves certain judgments and estimates. These judgments include, but are not limited to, the probability of achievement of the market conditions, expected volatility of the Company's common stock, and the appropriate discount rate.
Investments in Marketable Debt Securities, Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. We consider our investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of operations. At December 31, 2021 the fair value of marketable securities was estimated to be $397.5 million. See Note 6 - “Fair Value Measurements” of our Notes to the Consolidated Financial Statements for additional information. We typically invest in highly-rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2021 none of the marketable securities in an unrealized loss position have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.
Recent Accounting Pronouncements
See Note 5 to the consolidated financial statements in this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
The market interest risk in our financial instruments and financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $444.6 million, consisting of interest-bearing money market accounts and marketable securities for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while our subsidiaries’ functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Certain marketable debt securities may be denominated in foreign currencies. At December 31, 2021, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Item 8. Financial Statements

Consolidated Statements of Cash Flows	52
Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Origin Materials, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Origin Materials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
San Jose, California
March 1, 2022

ORIGIN MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$46,637	$1,309
Restricted cash	490	565
Marketable securities	397,458	—
Other receivables	2,612	48
Derivative asset	202	—
Prepaid expenses and other current assets	3,774	83
Total current assets	451,173	2,005
Property, plant, and equipment, net	57,185	45,104
Operating lease right-of-use asset	1,782	—
Intangible assets, net	215	258
Other long-term assets	62	62
Total assets	$510,417	$47,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,451	$2,700
Accrued expenses	973	593
Operating lease liability, current	280	—
Other liabilities, current	380	—
Derivative liability	103	1,239
Stockholder convertible notes payable	—	3,232
Total current liabilities	4,187	7,764

PPP Loan	—	906
Earnout liability	127,757	—
Canadian Government Research and Development Program Liability	6,762	6,197
Redeemable convertible preferred stock warrants	—	19,233
Assumed common stock warrants liability	52,860	—
Stockholder note	5,189	5,189
Related party other liabilities, long-term	5,720	5,517
Operating lease liability	1,486	—
Other liabilities, long-term	2,946	2,500
Total liabilities	$206,907	$47,306

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 141,301,569 and 70,266,925, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (including 4,500,000 Sponsor Vesting Shares)	16	6
Additional paid-in capital	361,542	98,620
Accumulated deficit	(56,797)	(98,887)
Accumulated other comprehensive income (loss)	(1,251)	384
Total stockholders’ equity	303,510	123
Total liabilities and stockholders’ equity	$510,417	$47,429
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020
Operating Expenses
Research and development	$9,124	$4,138
General and administrative	17,265	6,563
Depreciation and amortization	544	479
Total operating expenses and loss from operations	26,933	11,180
Other (income) expenses
Interest income	(1,413)	—
Interest expense, net of capitalized interest	2,838	341
Change in fair value of derivatives	1,326	1,088
Change in fair value of warrants liability	4,525	18,498
Change in fair value of earnout liability	(75,488)	—
Other income, net	(811)	(805)
Total other (income) expenses, net	(69,023)	19,122
Net income (loss)	$42,090	$(30,302)
Other comprehensive income (loss)
Unrealized (loss) on marketable securities	(1,712)	—
Foreign currency translation adjustment, net of tax	77	794
Total comprehensive income (loss)	$40,455	$(29,508)
Net income (loss) per share, basic	$0.42	$(0.48)
Net income (loss) per share, diluted	$0.40	$(0.48)
Weighted-average common shares outstanding, basic	101,221,781	62,544,933
Weighted-average common shares outstanding, diluted	106,237,754	62,544,933

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Redeemable Convertible Preferred Stock												Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Series A		Series B		Series C		Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019 (as previously reported)	13,204,284	$31,478	6,275,704	$41,125	1,590,675	$23,380	1,283,788	$—	—	$—	$1,011	$(68,585)	$(410)	$(67,984)
Retrospective application of the recapitalization due to the Business Combination (Note 4)	(13,204,284)	(31,478)	(6,275,704)	(41,125)	(1,590,675)	(23,380)	(1,283,788)	—	62,542,363	6	95,977	—	—	95,983
Balance at December 31, 2019, effect of Business Combination (Note 4)	—	—	—	—	—	—	—	—	62,542,363	6	96,988	(68,585)	(410)	27,999
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	2,912	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,630	—	—	1,630
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,302)	—	(30,302)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	794	794
BALANCE, December 31, 2020	—	—	—	—	—	—	—	—	62,545,275	6	98,620	(98,887)	384	123
Reclassification of stockholders’ convertible notes payable	—	—	—	—	—	—	—	—	2,049,191	—	20,491	—	—	20,491
Reclassification of redeemable convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	5,554,440	7	54,267	—	—	54,274
Business Combination, net of redemptions and equity issuance costs of $37 million	—	—	—	—	—	—	—	—	70,981,545	—	385,405	—	—	385,405
Reclassification of equity to liability related to earn out provisions of Business Combination (see note 13)	—	—	—	—	—	—	—	—	—	—	(203,082)	—	—	(203,082)
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	171,118	3	74	—	—	77
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,767	—	—	5,767
Net income	—	—	—	—	—	—	—	—	—	—	—	42,090	—	42,090
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,635)	(1,635)
BALANCE, December 31, 2021	—	—	—	—	—	—	—	—	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$42,090	$(30,302)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	544	479
Amortization on right-of-use asset	280	—
Stock-based compensation	5,767	1,630
Amortization of debt issuance costs	14	90
Accretion of debt discount	2,211	101
Change in fair value of derivative liability	1,326	1,088
Change in fair value of warrants liability	4,525	18,498
Change in fair value of earnout liability	(75,488)	—
Payments on operating lease liabilities	(295)	—
Changes in operating assets and liabilities:
Other receivables	(2,563)	1,007
Grants receivable	—	87
Prepaid expenses and other current assets	(3,652)	53
Increase in other liabilities, current	380	—
Accounts payable	(395)	1,203
Accrued expenses	3,010	349
Related party payable	203	256
Net cash used in operating activities	(22,043)	(5,461)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(12,268)	(1,786)
Purchases of marketable securities	(2,448,316)	—
Sales of marketable securities	2,024,089	—
Maturities of marketable securities	25,058	—
Capitalized interest on plant construction	(201)	(268)
Net cash used in investing activities	(411,638)	(2,054)
Cash flows from financing activities
Proceeds from stockholders' notes payable, net of debt issuance costs	11,707	3,166
Payment of short-term debt	(906)	—
Proceeds from Canadian Government Research and Development Program	543	2,662
Issuance of common stock	74	1
Business combination, net of issuance costs paid	467,530	—
Net cash provided by financing activities	478,948	5,829
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(14)	(52)
Net increase (decrease) in cash and cash equivalents, and restricted cash	45,253	(1,738)
Cash and cash equivalents, and restricted cash, beginning of the period	1,874	3,612
Cash and cash equivalents, and restricted cash, end of the period	$47,127	$1,874
Supplemental disclosure of cash flow information
Conversion of stockholder convertible notes payable to common stock	$20,493	$—
Reclassification of redeemable convertible preferred stock warrants to common stock	$54,267	$—
Reclassification of contingently issued equity to liability	$203,082	$—
Net assets assumed from business combination	$81,364	$—
Debt discount related to derivative liability	$2,196	$—
Business combination transaction costs, accrued but not paid	$609	$—
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,062	$—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Business
Unless the context otherwise requires, references in these notes to “Origin”, “the Company”, “we”, “us” and “our” and any related terms are intended to mean the post-Business Combination Origin Materials, Inc. and its consolidated subsidiaries.
The Company’s mission to help enable the world’s transition to sustainable materials by replacing petroleum-based materials with decarbonized materials in a wide range of end products, such as food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments and more. The Company’s technology can convert sustainable feedstocks, such as sustainably harvested wood, agricultural waste, wood waste and corrugated cardboard, into materials and products that are currently made from fossil feedstocks, such as petroleum and natural gas. The Company’s products are intended to compete directly with petroleum-derived products on both performance and price, as well as provide a significant unit cost advantage over products made from other low-carbon feedstocks.
The Company is currently developing and constructing its first manufacturing plant in Ontario, Canada (Origin 1), which is expected to become operational in 2022. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant (Origin 2), with which is expected to become operational in 2025.
On June 25, 2021 (the “Closing Date”), Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, consummated the Merger Agreement and other Related Agreements (the “Merger Agreement”) dated February 16, 2021, by and among Artius, Zero Carbon Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Artius (“Merger Sub”), and Micromidas, Inc. a Delaware corporation (now known as Origin Materials Operating, Inc.).
Pursuant to the terms of the Merger Agreement, a business combination between Artius and Legacy Origin was effected through the merger of Merger Sub with and into Legacy Origin, with Legacy Origin surviving as the surviving company and as a wholly-owned subsidiary of Artius (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, Artius changed its name to Origin Materials, Inc. (collectively with its subsidiaries, the “Company”).
For additional information on the Business Combination, please refer to Note 4, Business Combination, to these consolidated financial statements.
2.Risks and Liquidity
Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, common stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company now believes that the Business Combination has provided substantial liquidity and that its $444.6 million of cash and cash equivalents, restricted cash, and marketable securities will enable it to fund its planned operations for at least twelve months from the issuance date of these consolidated financial statements.
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

3.Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock and valuation of convertible preferred stock warrants prior to the Business Combination, valuation of the earnout liability, valuation of assumed common stock warrants liability, carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, marketable securities, stock-based compensation expense, probabilities of achievement of performance conditions on performance stock awards, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries, Origin Materials Canada Holding Limited, Origin Materials Canada Polyesters Limited, Origin Material Canada Pioneer Limited, Origin Materials Canada Research Limited, and Micromidas, Inc. (now known as Origin Materials Operating, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents, and marketable securities accounts with a financial institution where, at times, deposits exceed federal insurance limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such funds in cash deposits and money market accounts.
Restricted cash consists of cash held in a control account as collateral for the Company’s credit card services, escrow services, and standby letter of credit. These restricted cash balances have been excluded from cash and cash equivalents balance and are included within other current assets in the Consolidated Balance Sheets based on the respective maturity dates.
The Company has an escrow agreement for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At December 31, 2021 and December 31, 2020, the escrow account had a balance of $0.3 million.
The Company has a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At December 31, 2021 and December 31, 2020, the standby letter of credit was $0.2 million.
Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$46,637	$1,309
Restricted cash	$490	$565
Total cash, cash equivalents, and restricted cash	$47,127	$1,874
Marketable Securities
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses, as required by new accounting pronouncement, Accounting Standards Update No. 2016-13 (“ASU 2016-13”), discussed in further detail below. Expected credit losses on securities are recognized in other income (expense), net on the consolidated statements of operations and comprehensive loss, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in the consolidated statement of redeemable convertible preferred stock and stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income within other income (expense).
The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities, corporate fixed income securities infrequently traded, and other securities, which primarily consist of sovereign debt, U.S. government agency securities, loans, and state and municipal securities.

Derivative Financial Instruments
The Company evaluated the stockholder convertible notes payable in accordance with ASC 815, Derivatives and Hedging and determined that the embedded components of these contracts qualify as a derivative to be separately accounted for as a liability. The Company records the fair value of the embedded components in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a model that estimated the value that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. The fair value of the derivative liabilities is revalued on each balance sheet date with a corresponding gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the British Pound Sterling and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with marketable securities. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. Outstanding foreign currency derivative contracts are recorded at fair value on the consolidated balance sheets.

Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other (income) expense. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of December 31, 2021 and 2020 was $63.7 million and $0.0 million, respectively.
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
The fair values of the assumed common stock warrants which are publicly traded are level 1 inputs. The fair value of the assumed common stock warrants which are not publicly traded, cash equivalents, marketable securities, and foreign currency derivative contracts are level 2 inputs as the Company uses quoted market prices or alternative pricing sources and models utilizing observable market inputs. The earnout liability, derivative liability and redeemable convertible preferred stock warrant liability were estimated using Level 3 inputs.
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax (HST) and goods and services tax (GST) for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.

AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $2.7 million (in Canadian dollars) through March 2022. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expense based on the nature of the cost the grant is reimbursing. During the year ended December 31, 2021 and 2020 the Company received $0.0 million and $0.2 million in grants, recorded in other income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended December 31, 2021 and 2020, no impairment was identified.
Government Loans
Government loans are classified as a noncurrent liability and recorded at amortized cost. Forgiveness of the balances due is recorded through earnings and occurs when there is confirmation from the governmental authority that the Company has complied with the conditions for forgiveness attached to the loan.
Debt Issuance Costs
The costs incurred in connection with the issuance of debt obligations, principally financing and legal costs, are capitalized. These costs are accreted over the term of the debt using the interest method. During the year ended December 31, 2021 and 2020, accretion expense for debt issuance cost was $2.2 million and $0.1 million, respectively.

Redeemable Convertible Preferred Stock Warrants Liability
Free-standing warrants issued by Legacy Origin for the purchase of shares of its convertible preferred stock were classified as liabilities on the accompanying balance sheets at fair value using an Option-Pricing Model (“OPM”). Prior to the Business Combination, the liability recorded was adjusted for changes in the fair value at each reporting date and recorded as interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of the Business Combination, the Legacy Origin warrants each converted into a warrant to purchase shares of the Company’s Common Stock converted at the Exchange Ratio. The fair value of the warrants upon consummation of the Business Combination (see Note 4), as adjusted based on the price of the underlying Common Stock, was reclassified to additional paid-in capital.
Assumed Common Stock Warrants Liability
The Company assumed 24,150,000 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of December 31, 2021, 24,150,000 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants do not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statements of Operations and Comprehensive Income (Loss) at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 6.
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Business Combination (Note 13). The Company recorded these instruments as liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.
Leases
We have operating leases for office space and equipment, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company accounts for its leases under ASC 842, Leases. We recognize a right-of-use asset and lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.
Research and Development Cost
Costs related to research and development are expensed as incurred.

Stock-Based Compensation
The Company has issued common stock awards under three equity incentive plans. Origin measures stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognizes compensation expenses of those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with performance conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. Origin applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Origin estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model and the grant date closing stock price for RSU awards and performance awards. The Black-Scholes option-pricing model requires the use of highly subjective assumptions including:
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for nonmonetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net loss but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net loss in the period in which they occur. These amounts are included in other income, net, of the Consolidated Statements of Operations and Comprehensive Income (Loss).
Comprehensive Income (Loss)
The Company’s comprehensive income or loss consists of net income or loss and other comprehensive income (loss). Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive income (loss).

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income (loss) per share calculation, the convertible preferred stock, common stock options, RSU awards, performance stock awards, convertible preferred stock warrants, common stock warrants, convertible notes, earnout shares, and Sponsor Vesting Shares (as defined below) are considered to be potentially dilutive securities. Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. All series of the Company’s convertible preferred stock are considered to be participating securities because, in addition to cumulative dividends, all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The two-class method requires income or loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income or loss for the period had been distributed. The holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Accordingly, the Company’s net income (loss) is attributed entirely to common stockholders. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2021, noting the Company has reflected the reverse recapitalization pursuant to the Business Combination for all periods presented within the Consolidated Balance Sheets and Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity.
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
As of December 31, 2021 and December 31, 2020, the Company had $60.6 million and $45.4 million, respectively, of assets located outside of the United States.
4.Business Combination
On June 25, 2021, Artius and Micromidas, Inc. (now known as Origin Materials Operating, Inc., “Legacy Origin”) completed the Business Combination pursuant to the Merger Agreement with Legacy Origin surviving the merger as a wholly owned subsidiary of Artius, which became Origin Materials, Inc. Cash proceeds from the Business Combination totaled approximately $467.5 million, which included funds held in Artius’s trust account and the completion of the concurrent PIPE and Backstop Financing.

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
The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Legacy Origin issuing stock for the net assets of Artius, accompanied by a recapitalization, with Artius treated as the acquired company for accounting purposes. The determination of Artius as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Legacy Origin will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy Origin’s senior management will comprise all of the senior management of the combined company. The net assets of Artius were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Legacy Origin. The shares and corresponding capital amounts and loss per share related to Legacy Origin’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Legacy Origin share for approximately 2.11 shares of the Company, the Exchange Ratio).
In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $36.7 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the Consolidated Balance Sheet as of December 31, 2021.
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

Summary of Net Proceeds
The following table summarizes the elements of the net proceeds from the Business Combination at the date of acquisition (in thousands):

Cash—Trust Account (net of redemptions of $439 million)	$260,448
Cash	60
Cash—PIPE & Backstop Financing	243,000
Non-cash net assets assumed from Artius	40
Less: Fair value of assumed common stock warrants	(83,370)
Less: Underwriting fees and other issuance costs paid prior to the date of acquisition	(34,773)
Additional Paid-in-Capital from Business Combination, net of issuance costs paid	$385,405
Less: Non-cash net assets assumed from Artius	(40)
Add: Non-cash fair value of assumed common stock warrants	83,370
Add: Other issuance costs included in accounts payable and accrued liabilities	761
Less: Accrued liabilities extinguished through proceeds from Business Combination	(1,966)
Cash proceeds from the Business Combination	$467,530
Summary of Shares Issued
The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Artius shares outstanding prior to the Business Combination, including 4,500,000 Sponsor Vesting Shares	90,562,500
Less: redemption of Artius shares	(43,880,956)
Shares issued pursuant to the PIPE and Backstop Financing	24,300,001
Business Combination and PIPE Financing shares, including 4,500,000 Sponsor Vesting Shares	70,981,545
Conversion of Legacy Origin Series A preferred stock for common stock	33,783,099
Conversion of Legacy Origin Series B preferred stock for common stock	19,755,784
Conversion of Legacy Origin Series C preferred stock for common stock	6,286,349
Conversion of Legacy Origin convertible notes for common stock	2,049,212
Conversion of Legacy Origin common stock for common stock	2,838,041
Issuance of common stock upon exercise of warrants	5,554,440
Total shares of the Company common stock outstanding immediately following the Business Combination	141,248,470
Sponsor Vesting Shares were not included in the above schedule in previous interim period financial statements.
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

In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842), that amends the accounting guidance on leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting. We adopted this accounting standard effective January 1, 2021, using the optional transition method with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 840. Our adoption of the new standard did not result in a cumulative effect adjustment to retained earnings. The adoption had a material effect on the Company’s consolidated financial statements. The most significant effects relate to (1) the recognition of new right-of-use assets and lease liabilities on our consolidated balance sheet for our building leases; and (2) providing significant new disclosures about our leasing activities. The Company also elected the package of practical expedients to leases that commenced before the effective date whereby we elected to not reassess the following:

i.whether any expired or existing contracts contain leases;
ii.the lease classification for any expired or existing leases; and
iii.initial direct costs for any existing leases.
Upon adoption of ASU 2016-02, we did not record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Payments on those leases will be recognized on a straight-line basis over the lease term. We elected to combine lease and non-lease components on new or modified leases after adoption. Upon adoption as of January 1, 2021, we recorded $1.8 million in right-of-use assets and operating lease liabilities.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, and includes the Company's accounts receivable, certain financial instruments and contract assets. ASU 2016-13 results in more timely recognition of credit losses. Effective for our annual period as of January 1, 2021, the Company adopted the provisions and expanded disclosure requirements described in ASU 2016-13. The adoption of ASU 2016-13 was not material to the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The FASB issued this update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The main provisions of this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy:

i.Information about the nature of the transactions and the related accounting policy used to account for the transactions
ii.The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item
iii.Significant terms and conditions of the transactions, including commitments and contingencies.

The Company anticipates this will impact disclosures relating to their AgriScience Grant, PPP Loan, and Canadian Government Research and Development Program Liability. The amendments in this update are effective for the Company in the annual period beginning after December 15, 2021. Early application of the amendments is permitted. The Company has elected to adopt on January 1, 2022.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) Recognition of an acquired contract liability; and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer. Specifically, the update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for the Company in the fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.
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
In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying U.S. GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The provisions of the new standard may be adopted as of the beginning of the reporting period when the election is made until December 31, 2022. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements. The Company has elected to adopt on January 1, 2022.
6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$47,127	$—	$—	$47,127
Marketable securities	—	397,458	—	397,458
Derivative asset	—	202	—	202
Total fair value	$47,127	$397,660	$—	$444,787
Liabilities:
Assumed common stock warrants (Public)	$35,983	$—	$—	$35,983
Assumed common stock warrants (Private Placement)	—	16,877	—	16,877
Earnout liability	—	—	127,757	127,757
Derivative liability	—	103	—	103
Total fair value	$35,983	$16,980	$127,757	$180,720

	Fair Value as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$1,874	$—	$—	$1,874
Total fair value	$1,874	$—	$—	$1,874
Liabilities:
Redeemable convertible preferred stock warrants liability	$—	$—	$19,233	$19,233
Derivative liability	—	—	1,239	1,239
	$—	$—	$20,472	$20,472
The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. The marketable securities are categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the marketable securities in an over-the-counter market on the last business day of the period. All of the Company’s cash, cash equivalents, restricted cash, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash, cash equivalents, restricted cash, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. Because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Artius Acquisition Partners LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.
The value of the redeemable convertible preferred stock warrants liability and the derivative liability are classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market.
As of December 31, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.
Marketable Securities
The following table summarizes, by major security type, the Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of December 31, 2021. The fair value as of December 31, 2021 is as follows:

	As of December 31, 2021
(in thousands)
Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$274,939	$100	$(1,725)	$273,314
Asset-backed securities	96,713	190	(199)	96,704
U.S. government and agency securities	20,235	—	(64)	20,171
Foreign government and agency securities	3,262	—	(19)	3,243
Municipal/provincial bonds and other	4,000	5	—	4,005
Total	$399,149	$295	$(2,007)	$397,437
Pending purchases and sales	21	—	—	21
Total marketable securities	$399,170	$295	$(2,007)	$397,458
Any realized gains and losses and interest income are included in other income on the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2021, we sold marketable securities for proceeds of $2,024.1 million and realized a gain of $0.2 million as a result of those sales. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $346.3 million as of December 31, 2021, none of which have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$92,559	$134,199	$46,556	$273,314
Asset-backed securities	—	2,000	94,704	96,704
U.S. government and agency securities	—	7,995	12,176	20,171
Foreign government and agency securities	2,877	—	366	3,243
Municipal/provincial bonds and other	2,002	2,003	—	4,005
Total	$97,438	$146,197	$153,802	$397,437
Pending purchases and sales	—	—	—	21
Total marketable securities	$97,438	$146,197	$153,802	$397,458
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
Derivative Asset and Liabilities
Beginning in the year ended December 31, 2021, the Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense). During the year ended December 31, 2021, the Company recognized a net gain of $0.1 million on the fair value adjustment of the foreign currency derivative contracts.
The following table sets forth a summary of the activities of the Company’s redeemable convertible preferred stock warrant liability and embedded components of the stockholder convertible notes payable, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

Redeemable Convertible Preferred Stock Warrant	Years Ended December 31,
(in thousands)	2021	2020
Beginning warrant liability balance	$19,233	$735
Change in fair value of warrants liability	35,034	18,498
Reclassification to APIC upon recapitalization	(54,267)	—
Ending warrant liability balance	$—	$19,233

Embedded Derivative - Stockholder Convertible Notes Payable	Years Ended December 31,
(in thousands)	2021	2020
Beginning derivative liabilities balance	$1,238	$150
Change in fair value	(1,238)	1,088
Ending derivative liabilities balance	$—	$1,238

7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Land	$912	$39
Pilot plant	5,517	5,237
Lab equipment	2,227	1,958
Machinery and equipment	655	655
Computer and other equipment	388	295
Construction in process	55,026	43,962
	64,725	52,146
Less accumulated depreciation and amortization	(7,540)	(7,042)
Total property, plant, and equipment, net	$57,185	$45,104
For the year ended December 31, 2021 and 2020, depreciation expense totaled $0.5 million.
At December 31, 2021 and December 31, 2020, the Company capitalized $0.9 million and $0.7 million, respectively, of interest cost into Origin 1. At December 31, 2021 and December 31, 2020 a cumulative translation adjustment of $(0.1) million and $0.9 million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.

8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Patents	$432	$430
Less accumulated amortization	(217)	(172)
	$215	$258
The weighted average useful life of the intangible assets was 9.87 years. For the year ended December 31, 2021 and 2020, amortization expense was $0.0 million.
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
In 2020, an additional counterparty, that is an unrelated party, was added to the consortium agreement. During the year ended December 31, 2021 and 2020, the Company received $0.5 million and $0.6 million, respectively, under the consortium agreement which was recorded as other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The PPP Loan had a two-year term and bore interest at a rate of 1.00% per annum, accruing upon funding. Unless the PPP Loan is forgiven, the Company was required to make monthly payments of principal and interest to the Lender. The Company did not intend to seek forgiveness of the PPP loan.
The PPP Note contained customary events of default relating to, among other things, payment defaults, providing materially false and misleading representations to the SBA or Lender, or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment.
Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.
The PPP Loan was paid in full during the year ended December 31, 2021.
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

In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”)

was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of December 31, 2021, the Legacy Origin Series C Investor had not invested any funds in the consortium.
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
The Offtake Agreements allow the customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under two of these agreements, if Origin 1 has not commenced commercial operation by December 31, 2021 or Origin has not delivered specified product volume from Origin 1 by September 30, 2022, then the customer may terminate the agreement and any outstanding secured promissory notes resulting from advance payments made to Origin will become due immediately (see Note 12). These outstanding obligations, together with accrued interest, totaled an aggregate of $10.9 million and $10.7 million as of December 31, 2021 and December 31, 2020 respectively (see Note 12). These agreements also require the Company to pay liquidated damages up to an aggregate of $0.9 million if Origin 1 has not commenced commercial operation by December 31, 2020 or the Company has not delivered specified product volume from Origin 1 by September 30, 2021. In November 2021, one counterparty agreed to waive compliance with the milestones and their right to liquidated damages until June 30, 2022 and in December 2021 the other counterparty agreed to waive compliance with the milestones and their right to liquidated damages until March 31, 2022. A third offtake agreement is terminable by the customer if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022.
The Company believes enforcement of the liquidated damages provisions was not probable and expects to secure amendments to these offtake agreements pursuant to its ongoing discussions with these customers. However, the Company cannot guarantee that it will be successful in amending these offtake agreements.
One of the Offtake Agreements provides the counterparty the option, exercisable within 1 year of the first delivery of product from Origin 1, to enter into a contract to purchase a range of quantities of product from Origin 2 for a maximum term of 10 years. If the option is exercised and the Company directly or indirectly constructs Origin 2, the Company must either enter into an agreement with the counterparty within 90 days or pay a fee. There are no impacts to these consolidated financial statements from this stipulation.
Stockholder Convertible Notes Payable
In November 2019, the Company entered into secured convertible note agreements (“Bridge Notes”) with certain Legacy Origin preferred stockholders, whereby the Company can borrow up to $6.0 million. The Bridge Notes bore an annual interest rate of 10% and matured on March 31, 2021, unless converted. If the Company issues shares of a new series of preferred stock prior to maturity, the outstanding principal and unpaid accrued interest will convert at 70% of the per share price of the new series of preferred stock. Upon a liquidation event, as defined in the agreements, the Company would be required to repay purchasers in cash an amount equal to 200% of the outstanding principal amount plus the outstanding principal and accrued interest. The Bridge Notes were collateralized by substantially all of the Company’s assets. At December 31, 2020, there was $3.2 million, outstanding on the Bridge Notes. The conversion and liquidation features were deemed to be derivatives under ASC 815 (see Note 6) and separately measured and recognized from the Bridge Notes through a debt discount.
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

In February of 2021 the Company issued $10.0 million of new, unsecured convertible notes (the “Convertible Notes”). The Convertible Notes bore an annual interest rate of 8% and mature on September 30, 2021, unless converted. If the Company issues at least $50 million worth of shares of a new series of preferred stock prior to maturity or closes a SPAC transaction (each a “Qualified Financing”), the outstanding principal and unpaid accrued interest will convert at 80% of the per share price of the new series of preferred stock or, in the case of a SPAC transaction, at 80% of the per share value attributed to the shares of the Company’s common stock as set forth in the Merger Agreement. Upon a Change of Control (other than a Qualified Financing), as defined in the Convertible Notes, the Company will repay purchasers in cash an amount equal to the outstanding principal and accrued interest plus a repayment premium equal to 100% of the outstanding principal amount of the notes. Debt issuance costs are recorded against the outstanding payable balance. These notes fully converted into the Company common stock upon consummation of the Business Combination (see Note 4).
Legacy Stockholder Note
In November 2016, the Company received a $5.0 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement (see Note 11). The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, the Company and legacy stockholder amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The Promissory Note would bear interest at 3.50% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively. At December 31, 2021 and December 31, 2020, the total debt principal outstanding was $5.2 million.
Legacy Related Party Other Liabilities, Long-term
In November 2016, the Company received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement (see Note 11). The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.38% at December 31, 2021) and matures five years from the commercial operation date of Origin 1. At December 31, 2021 and December 31, 2020 the total note principal outstanding was $5.1 million and accrued interest outstanding was $0.1 million.
12.Other Liabilities, Long-term
In September 2019, the Company entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2021 and December 31, 2020, the total amount outstanding on this agreement was $2.5 million.
13.Earnout Liability
As additional consideration for the Merger, within ten (10) Business Days after the occurrence of a Triggering Event, the Company shall issue or cause to be issued to each Legacy Origin and Artius Holder the number of shares of the Company Class A Common Stock equal to the product of (i) the number of shares of Company Common Stock, Company Series A Preferred Stock, Company Series B Preferred Stock, Company Series C Preferred Stock, and the net number of shares of

Company Capital Stock that would be issuable in respect of Vested Company Options in the event such options were exercised (on a net exercise basis with respect to only the applicable exercise price, immediately prior to the Closing and settled in the applicable number of shares of Company Common Stock, rounded down to the nearest whole share) held by such Legacy Origin Holder as of immediately prior to the Effective Time; and (ii) the Earnout Exchange Ratio (such issued shares of Artius Class A Common Stock, collectively, the “Earnout Shares”). Notwithstanding anything to the contrary herein, in no event shall Artius be required to issue more than 25,000,000 Earnout Shares in the aggregate. A Triggering Event is defined as the following:
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
A Sponsor Letter Agreement was delivered in connection with the Merger such that 4,500,000 million of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject forfeiture based on the same vesting requirements as the Earnout Shares. These shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 82%, and interest rate of 1.18%. At December 31, 2021 and December 31, 2020 the balance of the earnout liability was $127.8 million and $0.0 million, respectively. A gain of $75.5 million was recorded for the year ended December 31, 2021 Consolidated Statement of Operations and Comprehensive Income (Loss) for the change in the fair market value of the liability.
14.Canadian Government Research and Development Program Liability
In April 2019, the Company entered into a contribution agreement related to the research and development and construction associated with the operation of Origin 1 in which the Company will participate in a Canadian government research and development program (the “R&D Agreement”). Pursuant to the R&D Agreement, the Company will receive funding for eligible expenditures through March 31, 2023 up to the lesser of approximately 18.48% of eligible costs and $23.0 million (in Canadian dollars).
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than the fifth year following the earlier of (i) the year in which the Company completes construction of Origin 1 or (ii) March 2023. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. At December 31, 2021 and December 31, 2020, the Company recorded a liability for the amount received of $6.8 million and $6.2 million, respectively.

15.Assumed Common Stock Warrants
As of December 31, 2021 there are 35,476,667 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured on the December 31, 2021 Consolidated Balance Sheet at $52.9 million with a gain of $30.5 million recorded in the year ended December 31, 2021 Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of December 31, 2021, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.
Common Stock
Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2021, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 141,301,569 (including 4,500,000 Sponsor Vesting Shares not indexed to equity) and 62,545,275 shares of common stock outstanding as of December 31, 2021 and December 31, 2020, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (ESPP). Initially, the maximum number of shares of our Common Stock that may be issued under the ESPP will not exceed 1,846,710. Additionally, the number of shares of our

Common Stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) the number of shares of our Common Stock equal to two hundred percent (200%) of the ESPP’s initial share reserve, or (3) such lesser number of shares as determined by our board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.

To date no stock has been offered or issued to employee's under the ESPP.
Equity Incentive Plans
The Company maintains the following equity incentive plans: the 2010 Stock Incentive Plan, the 2020 Equity Incentive Plan and the 2021 Equity Incentive Plan, each as amended (together, the “Stock Plans”). Upon closing of the Business Combination, awards under the 2010 Stock Incentive Plan and 2020 Equity Incentive Plan were converted at the Exchange Ratio and the 2021 Equity Incentive Plan was adopted and approved. As of December 31, 2021, there were 18,467,109 shares of common stock reserved under the Stock Plans. Origin may grant a wide variety of equity securities under the Stock Plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, and other awards. At December 31, 2021, the Company has granted incentive stock options, RSU awards, and performance awards. Under the Stock Plans, options must be issued at prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plans generally vest 25% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years). RSU awards granted to employees under the Stock Plans require a service period of three years and generally vest 33.3% annually over the three-year service period. Under the Stock Plans, the fair value of RSU awards and performance awards are determined to be the grant date closing stock price. For awards with performance conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. At December 31, 2021, the Company determined the performance conditions were not probable of being met, therefore no stock compensation was accrued.
The following tables summarize the activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2019	2,205,015	$0.36	3.89
Granted	6,296,302	$0.14
Exercised	(2,912)	$0.37
Forfeited / canceled	(275,695)	$0.43
Balance at December 31, 2020	8,222,710	$0.19	8.30
Granted	—
Exercised	(171,118)	0.42
Forfeited / canceled	(158,735)	0.14
Balance as of December 31, 2021	7,892,857	$0.19	7.31
Vested and expected to vest at December 31, 2021	7,872,978
During the year ended December 31, 2021, the Company did not grant any stock options.
As of December 31, 2021 and December 31, 2020, there were 7,667,247 and 10,244,399 awards, respectively, available for grant under the Stock Plans. As of December 31, 2021 and December 31, 2020 there were 4,130,184 and 2,150,941 exercisable options, respectively. The aggregate intrinsic value of options vested and expected to vest at December 31, 2021 is $49,260,254. As of December 31, 2021, the Company had stock-based compensation of $6.6 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.6 years.
The Company issued 2,920,732 of performance and market-based stock options during 2020. During the quarter ended March 31, 2021, the Company modified the vesting schedule of 529,119 of these performance and market based stock options such that vesting at 1/48th per month would commence upon signing of the Business Combination. The Company entered into the Merger Agreement on February 16, 2021 resulting in the commencement of expense recognition related to these 529,119 options during the quarter ended March 31, 2021. During the year ended December 31, 2021, stock compensation expense related to these performance and market based stock options was $2.9 million. For the remaining 2,391,613 performance and market-based stock options, expense commenced on the close date of the Merger, June 25, 2021, as that is the date when the performance condition was achieved.
RSU award and performance award activity for the year ended December 31, 2021 is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted-average grant date fair value
Balance at December 31, 2020	—
Granted - RSU awards	769,505	7.34
Granted - performance awards	2,137,500	7.35
Balance at December 31, 2021	2,907,005	7.35
Expected to vest	769,505

The RSU awards, which upon vesting entitles the holder to be issued on a future date the number of shares of common stock that is equal to the number of restricted stock units subject to the RSU award. As of December 31, 2021, the performance conditions for the granted performance awards were not probable of being met, therefore no performance award stock compensation has been recorded. No RSU awards or performance awards vested during fiscal 2021 and 2020. As of December 31, 2021, the Company had unrecognized stock-based compensation of $5.4 million related to unvested RSU awards that are expected to be recognized over an estimated weighted average period of 2.9 years.
For the year ended December 31, 2021 and 2020, stock compensation expense of $5.8 million and $1.6 million, respectively, was recognized in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2021 and 2020 stock compensation expense of $1.3 million and $0.1 million, respectively, was recognized in research and development expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Total remaining compensation expense to be recognized under the Stock Plan is $7.3 million as of December 31, 2021 and will be amortized on a straight-line basis over the remaining vesting periods of approximately four years.
17.Income Taxes
Income (loss) before provision for income taxes consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
United States	$43,645	$(29,162)
International	(1,554)	(1,141)
Income (loss) before provision for income taxes	$42,091	$(30,303)

The federal and state income tax expense is summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
Current
Federal	$—	$—
State	3	2
International	—	—
Total current tax expense	3	2
Deferred
Federal	—	—
State	—	—
International	—	—
Total deferred tax expense	—	—

Total tax expense	$3	$2
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax carryforwards.
The tax effects of significant items comprising the Company's deferred taxes are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforwards	$24,899	$18,400
Available for Sale Securities	390	—
Lease liability	341	—
Other	230	149
Fixed assets and intangibles	89	114
Total deferred tax assets	25,949	18,663

Deferred tax liabilities
ROU asset	(344)	—
Total deferred tax liabilities	(344)	—

Valuation allowance	(25,605)	(18,663)
Net deferred taxes	$—	$—
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.
The valuation allowance increased by $6.9 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, we had federal net operating loss carryforwards of approximately $97.8 million to offset future federal taxable income, with $44.9 million available through 2037 and $52.9 million available indefinitely. We also had state net operating loss carryforwards of approximately $36.8 million that may offset future state taxable income through 2041. We also had foreign net operating loss carryforwards of approximately $6.7 million that may offset future foreign taxable income through 2041.

At December 31, 2021, the Company has research and experimentation credit carryforwards of $0.0 million for foreign tax purposes that expire after 2038.
The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31, 2021	December 31, 2020
Statutory rate	21.0%	21.0%
State tax	(1.3)	(0.1)
Warrants, BCF, and other equity items	(33.3)	(13.1)
Valuation allowance	15.6	(6.4)
Other	(0.2)	(0.1)
Foreign rate differential	(0.2)	0.2
Stock-based compensation	(1.6)	(1.5)
Total	—%	—%
Under certain provisions of the Internal Revenue Code of 1986, as amended, a portion of the federal and state net operating loss carryforwards may be subject to an annual utilization limitation as a result of a change in ownership of the Company. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company believes a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

There were no unrecognized tax benefits in the years ended December 31, 2021 and 2020. The Company files income tax returns in the United States, various US states, and Canada. All tax years remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.
18.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under noncancelable lease agreements and leases various office equipment, warehouse space, and temporary fencing. The operating leases have remaining lease terms of one to nine years. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the Consolidated Balance Sheets.
During 2021, the Company entered into a seven-year lease agreement for office space in Sacramento, California and recorded an operating lease ROU asset of approximately $0.9 million. Also in 2021, the Company entered into an 18-month lease agreement for office space in Sarnia, Ontario and recorded an operating lease right-of-use asset of approximately $0.1 million. The Company also entered into certain other operating leases during 2021 which were not individually or in aggregate material to the Company’s consolidated financial statements. During 2021, the Company amended two of its existing office leases in Sacramento, California. The new agreement increased the lease payments and extended the lease agreement through October 2028.
The Company elected the accounting policy election to account for lease and nonlease components as a single lease component for all asset classes. Further, the Company elects to recognize lease payments on short-term leases in profit or loss on straight-line basis over the lease term for all asset classes, excluding such leases from recognition requirements under Topic 842.

The components of lease cost were as follows:

(in thousands)	December 31, 2021
Operating lease cost	$324
Variable lease cost	68
Total lease cost	$392
Other information related to leases is as follows:

(in thousands)	December 31, 2021
Operating lease ROU asset (included within Lease right-of-use asset)	$1,782

Weighted average remaining lease term (in years):
Operating leases	7.44
Weighted average discount rate:
Operating leases	2.8%

(in thousands)	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$271
ROU assets obtained in exchange for operating lease liabilities	$2,062

To calculate the ROU assets and liabilities, the Company uses the discount rate implicit in lease agreements when available. When the implicit discount rates are not readily determinable, the Company uses the incremental borrowing rate, determined as of the date of adoption for Topic 842. This rate was determined for individual leases based on available information regarding jurisdiction, lease term, and asset class. Further, the interest environment was considered, including analysis of benchmark rates from promissory notes, credit curve yields for bonds, and synthetic curves based on discount margin spreads.
Maturities of lease liabilities as of December 31, 2021 were as follows:

(in thousands)	December 31, 2021
2022	$327
2023	300
2024	269
2025	257
2026	264
Thereafter	528
Total lease payments	1945
Less: imputed interest	(179)
Less: lease liabilities, current	(280)
Lease liabilities, non-current	$1,486

19.Commitments and Contingencies
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
In May 2018, the Company executed operating and maintenance agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million (in Canadian dollars) per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. During the year ended December 31, 2021 and 2020, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million.
In May 2019, the Company also concurrently executed a take-or-pay steam supply agreement commencing by October 1, 2019, through December 31, 2022, whereby the Company will receive up to 25% for the first year and 50% thereafter of the steam generated, up to 140,000 MMBTUs per year. The price paid for the steam is based on a fixed amount plus the supplier’s cost of natural gas, as defined in the agreement. During the year ended December 31, 2021 and 2020, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million.
In May 2018, the Company entered into a joint development agreement (the “JDA”) with a legacy stockholder to evaluate alternative uses for one of the Company’s products. The term of the JDA is the later of (i) 3 years from the JDA effective date and (ii) the final expected development program completion date as specified in the JDA. There were no expenses under this agreement for the year ended December 31, 2021 or 2020.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the year ended December 31, 2021 or 2020.
In November 2016, the Company entered into a patent license agreement for $35.0 thousand, which expires upon expiration of the patent. Under this agreement, if the Company produces products based on the patent, the Company will pay an annual royalty upon commencement of operations on Origin 1 of $25.0 thousand up to a cumulative $1.0 million. The pipeline of Company products and sales are not currently expected to be subject to this patent. No payments were made during the year ended December 31, 2021 or 2020.

In August 2015, the Company entered into a patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the year ended December 31, 2021 or 2020.
In June 2011, the Company entered into a nonexclusive patents license agreement, which expires upon expiration of the last patent to expire. Under this agreement, the Company pays a royalty of $5.0 thousand annually and if the Company develops and sells specific products based on the patent, 0.4% of net sales. The pipeline of Company products and sales are not currently expected to be subject to this patent.
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At December 31, 2021 and December 31, 2020, there were no claims or legal proceedings.
20.Basic and Diluted Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of the stock options, RSU awards and convertible preferred stock warrants, as applicable pursuant to the treasury stock method, and the convertible notes, as applicable pursuant to the if-converted method. The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except for share and per share amounts)	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss) attributable to common stockholders—Basic	$42,090	$(30,302)

Net income (loss) attributable to common stockholders—Diluted	$42,090	$(30,302)
Denominator:
Weighted-average common shares outstanding—Basic (1)	101,221,781	62,544,933
Stock options	4,954,919	—
RSU awards	61,054	—
Weighted-average common shares outstanding—Diluted (1)	106,237,754	62,544,933
Net income (loss per share)—Basic	$0.42	$(0.48)
Net income (loss per share)—Diluted	$0.40	$(0.48)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 2,342,466 and — shares for the year ended December 31, 2021 and December 31, 2020, respectively.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. As of December 31, 2021, options for 1,481,531 shares of common stock, performance awards for 2,137,500 shares of common stock, earnout shares for 25,000,000 shares of common stock, and Sponsor Vesting Shares for 4,500,000 shares of common stock were excluded from the table below because they are subject to market or performance conditions that were not achieved as of December 31, 2021.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	—	8,222,710
Warrants to purchase common stock	35,476,667	—
Warrants to purchase redeemable convertible preferred stock, as-converted	2,678,320	5,554,470
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the period covered by this Annual Report. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2021.
Changes in Internal Control Over Financial Reporting
For the quarter ending December 31, 2021, we have completed enhancements to the design effectiveness of certain internal controls over financial reporting, including the controls implemented in the fourth quarter of 2021 in response to the previously reported material weakness. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness
During the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020, during the course of preparing for the Business Combination, and during the second quarter 2021 and third quarter 2021 interim reviews, we identified a material weakness in our internal controls over financial reporting. Specifically, we did not have in place an effective control environment with formal processes and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. Further, due to our size, we did not have proper segregation of duties and had insufficient accounting and finance personnel with an appropriate level of technical accounting knowledge in the application of U.S. GAAP commensurate with our complexity and financial accounting and reporting requirements to design, implement and operate precise business processes and internal control activities over financial reporting to provide reasonable assurance of preventing or detecting material misstatements.
Remediation Plan
We have begun implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including retention of an accounting consultant to assist in areas of complex accounting and financial reporting, converting and upgrading our accounting system and hiring additional IT personnel. We have also hired a staff accountant and a corporate controller and expect to hire additional accounting personnel. These actions, being implemented through the fourth quarter of 2021, related to the design effectiveness of internal controls over financial reporting allow us to conclude that the material weakness has been fully remediated.

Management's Report on Internal Controls Over Financial Reporting
As discussed elsewhere in this Annual Report, we completed the Business Combination on June 25, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. In addition, the design of internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, our management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Division of Corporation Finance’s Regulation S-K Compliance and Disclosure Interpretations.
Attestation of Independent Registered Public Accounting Firm
This Annual Report does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC.
Limitations on Effectiveness of Controls and Procedures
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our business affairs are managed under the direction of our board of directors, which is currently composed of nine members. Seven of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market ("Nasdaq"). Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.
Directors and Executive Officers
The following sets forth certain information, as of December 31, 2021, concerning the persons who are our directors and executive officers.

Name	Age	Position
Executive Officers
John Bissell	36	Co-Chief Executive Officer and Director
Rich Riley	48	Co-Chief Executive Officer and Director
Nate Whaley	47	Chief Financial Officer
Stephen Galowitz	57	Chief Commercial Officer
Joshua Lee	45	General Counsel

Non-Employee Directors
Karen Richardson	59	Chair of the Board
Benno O. Dorer(1)(3)	57	Director
Charles Drucker(2)(3)	58	Director
Kathleen B. Fish(2)(3)	64	Director
William Harvey(1)(2)	71	Director
Boon Sim(1)(3)	59	Director
Pia Heidenmark Cook(1)(2)	50	Director
__________________
(1)Member of the Audit Committee.
(2)Member of the Nominating and Corporate Governance Committee.
(3)Member of the Compensation Committee.
Executive Officers
John Bissell is our Co-Chief Executive Officer and a member of our board of directors since the Business Combination and previously served as Chief Executive Officer and Co-Chief Executive Officer of Legacy Origin, and a member of the Legacy Origin board of directors, from November 2008 to June 2021. Mr. Bissell was trained as a chemical engineer at UC Davis and has extensive experience in R&D, engineering, and business development in the chemical industry. He has been recognized by the US EPA, Forbes, and the University of California for his professional and technical contributions. Finally, he's raised over half a billion USD in capital, and took Origin Materials public in 2021.
Rich Riley is our Co-Chief Executive Officer and a member of our board of directors since the Business Combination and previously served as Co-Chief Executive Officer of Legacy Origin and a member of the Legacy Origin board of directors from October 2020 to June 2021. From April 2013 to January 2019, Mr. Riley was the Chief Executive Officer of Shazam Entertainment Ltd, a leading mobile music application that was acquired by Apple Inc. in 2018. Mr. Riley has served as an industry advisor to KKR & Co. L.P., a leading global investment firm, since 2013. Mr. Riley was an executive at Yahoo! Inc. from Jan 1999 to Sept. 2012 with roles including EVP, Americas and SVP & MD, EMEA Region. He joined Yahoo! when it acquired Log-Me-On.com, where he was the Co-Founder and Managing Member. Mr. Riley began his career as an investment banking analyst at Donaldson, Lufkin & Jenrette. Mr. Riley was a finalist for Ernst & Young’s Entrepreneur of the Year Award, Featured in Forbes 40 under 40 Ones to Watch and included three times in Billboard Magazine’s Power 100 list. Mr. Riley is a Trustee at St. Luke’s school, a member of the advisory Board for the Entrepreneurship Department at the Wharton School and a member of the Executive Board of Boy Scouts of America, Connecticut Yankee Council. Mr. Riley received a B.S. in economics with concentrations in finance and entrepreneurial management from the Wharton School of the University of Pennsylvania.
Nate Whaley is our Chief Financial Officer and previously served as the Chief Financial Officer of Legacy Origin from September 2020 to June 2021. Mr. Whaley has extensive expertise in scaling companies across a wide range of highly visible, capital-intensive industries including both operations and project-delivery. Prior to joining Legacy Origin, Mr. Whaley operated Whaley Group, a private provider of CFO, corporate financial and asset management advisory services. His representative engagements included serving as Senior Vice President of Finance and Strategy of Mammoth Resorts, a

Starwood Capital Group portfolio company, Strategic Advisor to the World Surf League, the developer of the man-made wave system technology at the Kelly Slater Wave Company, and Chief Financial Officer and Strategic Advisor to Stikwood, a private wood wall planking manufacturer. Prior to founding Whaley Group, Mr. Whaley served as Chief Financial Officer and President – Development of Kirkwood Capital Partners, the holding company of the operating businesses, real estate development and sales, and gas and electric utility companies at Kirkwood Mountain Resort in Lake Tahoe, California. Mr. Whaley received a B.S. in Civil & Environmental Engineering from the University of California, Davis and an MBA from the Graduate School of Management at the University of California, Davis.
Stephen Galowitz has served as Chief Commercial Officer of Legacy Origin since May 2014 and continues to serve as our Chief Commercial Officer after the Business Combination. As Chief Commercial Officer, Mr. Galowitz oversees the development of strategic relationships for commercialization of sustainable products using Origin Materials’ technology. Mr. Galowitz formerly served as co-founder and Chief Development Officer at Broadrock Renewables, LLC, where he led electricity generating projects. Mr. Galowitz received a B.A. in Philosophy from the University of Pennsylvania, a B.S. in Finance from The Wharton School of the University of Pennsylvania and a J.D. from Harvard Law School.
Joshua Lee is our General Counsel and Secretary. Mr. Lee joined Legacy Origin as its Corporate Counsel in February 2018 and served as its General Counsel from December 2020 to June 2021. Mr. Lee has also served as Secretary of Legacy Origin since February 12, 2020. Prior to joining Legacy Origin, Mr. Lee was an attorney at Miller Barondess, LLP from September 2016 to February 2018, and at Irell & Manella LLP from August 2009 to September 2016. Mr. Lee received a B.A. in Economics and German from the University of Southern California, an M.A. in Economics from the University of Southern California, and a J.D. from Yale Law School.
Non-Employee Directors
Karen Richardson is a member and Chairperson of our board of directors and previously served on the board of directors of Artius from July 2020 to June 2021. Ms. Richardson has a breadth of experience in the technology services industry and currently serves as a non-executive director of BP plc, Exponent, Inc. and Doma. Ms. Richardson served as a director of Worldpay from 2018 until July 2019. Prior to this, Ms. Richardson was an independent non-executive director of Worldpay Group plc. Ms. Richardson also served as a non-executive director at BT Plc from 2011-2018. Prior to her time at Worldpay and BT, Ms. Richardson held a number of senior sales and marketing roles in technology companies, including her tenure as Chief Executive Officer at Epiphany Inc. between 2003 and 2006. Ms. Richardson has also served as an advisor to Silver Lake Partners and has served on a number of private company boards, including i2 Holdings, Ayasdi LLC, Hackerrank, Convercent, Inc., Virtuoz, and Hi5 Networks, Inc. We believe that Ms. Richardson is qualified to serve on our board of directors given her leadership experience in technologically complex organizations.
Benno O. Dorer has served as a member of our board of directors since June 2021. From November 2014 until September 2020, Mr. Dorer served as Chief Executive Officer of the Clorox Company and as Chairman of the Clorox Company from August 2016 until February 2021. Prior to his time at the Clorox Company, Mr. Dorer held various marketing and sales roles at The Procter & Gamble Company in Europe and the United States. Mr. Dorer had also previously served the Consumer Brands Association, the trade association for the consumer packaged goods industry, as Board Director and Vice Chairman until 2020. Mr. Dorer is currently a Senior Advisor to KKR & Co. Inc. and a Board Director of VF Corporation and Wella Company. We believe that Mr. Dorer is qualified to serve on our board of directors given his extensive experience in the consumer and professional products industry.
Charles Drucker is a member of our board of directors and previously served as Executive Chairman of the Board of Directors of Artius from June 2020 to June 2021. Mr. Drucker has had a decades-long career in the financial services industry. Mr. Drucker was a member of the board of directors of Fidelity National Information Services, Inc. (“FIS”) and served as Vice Chairman until March 1, 2020. From January 2019 until its acquisition by FIS, he served as Executive Chairman and Chief Executive Officer of Worldpay, a leading global payments company, and also served as Worldpay’s Executive Chairman and Co-Chief Executive Officer from January 2018 to December 2018. From 2009 to 2017, Mr. Drucker was the Chief Executive Officer of Worldpay’s predecessor, Vantiv. Prior to joining Vantiv, Inc., Mr. Drucker served as Executive Vice President of Fifth Third Bancorp from June 2005 to June 2009. Prior to joining Fifth Third Bancorp, Mr. Drucker was with First Data Corporation and Wells Fargo. Mr. Drucker has also served on the board of directors of Donnelley Financial Solutions, Inc. since 2016. We believe that Mr. Drucker is qualified to serve on our board of directors because of his extensive senior management experience in the payments and technology industries, as well as his experience with deep financial services.
Kathleen B. Fish has served as a member of our board of directors since June 2021. From February 2014 until December 2020, Ms. Fish served as Chief Research, Development and Innovation Officer of Procter & Gamble. Prior to this, Ms. Fish served as vice president of the Global Fabric Care R&D organization at Procter & Gamble from January 2009 to January 2014, and as vice president of the Global Baby Care R&D organization at Procter & Gamble from November 2003 to November 2008. Ms. Fish joined Procter & Gamble in 1979 as part of its Product Development (R&D) organization. Ms. Fish is currently a member of the USA Swimming and Balchem Boards of Directors. Ms. Fish has been selected to serve on our board of directors due to her leadership experience in the consumer goods industry.

William Harvey is a member of our board of directors and previously served as a member of the Legacy Origin board of directors since June 2017 to June 2021. Mr. Harvey served from July 2009 to December 2016 as the President of DuPont Packaging & Industrial Polymers (P&IP), a global business unit of E. I. du Pont de Nemours & Company, Inc. Mr. Harvey became a member of the board of directors of Bridgestone Americas, Inc., the North American subsidiary of a Japanese multinational auto and truck parts manufacturer, in June 2017. Since March 2011, Mr. Harvey has served on the board of directors of Kennametal, Inc., a public supplier of tooling and industrial materials. In March 2020, Mr. Harvey joined the Management Board of Huber Engineered Woods LLC, a manufacturer and supplier of wood products and a wholly-owned subsidiary of J.M. Huber Corporation. Mr. Harvey received an MBA from the Darden School at the University of Virginia and a B.S. in Economics from Virginia Commonwealth University. We believe that Mr. Harvey’s broad experience as an executive and board member in the packaging and materials industries qualify him to serve as our director.
Boon Sim is a member of our board of directors and previously served as a director and Chief Executive Officer of Artius from February 4, 2020 to June 25, 2021. Mr. Sim also served as the Chief Financial Officer of Aritus from June 2020 until June 2021. Mr. Sim has been Managing Partner of Artius Capital Partners since September 2017. Prior to that position, Mr. Sim was Advisory Senior Director of Temasek, Singapore’s sovereign wealth fund, from April 2016 to December 2017, and President, Americas Group, Head of Markets Group and Head of Credit and Life Science Portfolio from June 2012 to April 2016. He was previously the Global Head of Mergers & Acquisitions at Credit Suisse. During his twenty-year career at Credit Suisse and its predecessor, The First Boston Corporation, Mr. Sim held several senior positions of increasing responsibility, including Head of M&A Americas and Co-head of Technology Group. Before joining The First Boston Corporation, Mr. Sim worked as a design engineer at Texas Instruments Inc., focusing on semiconductor design. Mr. Sim has also served on the board of directors of Canada Pension Plan Investment Board since 2020. We believe that Mr. Sim is qualified to serve on our board of directors given his significant financial investment experience.
Pia Heidenmark Cook has served as a member of our board of directors since June 2021. Ms. Cook has also served as Chief Sustainability Officer at Ingka Group (IKEA) from 2017 to August 2021. Prior to this position, she served as head of Sustainability in IKEA Retail & Expansion for the IKEA Group from 2011 to 2017 and as head of Communications for the IKEA Foundation from 2008 to 2011. Prior to joining IKEA in 2008, Ms. Cook served as Vice President of Corporate Social Responsibility at the Rezidor Hotel Group from 2001 to 2008. Ms. Cook currently serves on the board of MAX Burgers AB, and the board of trustees of the Sustainable Hospitality Alliance, and has previously served as co-chair of The Retailers’ Environmental Action Programme and as chairman of the tourism branch of the Prince of Wales Business Leaders Forum. Ms. Cook has received a Technical Licentiate degree and a M.Sc. in Environmental Management from the University of Lund, Sweden, and a M.Sc. in International Business Administration and Economics from Uppsala University, Sweden. She is currently undertaking an INSEAD training on non-executive board directorship. Ms. Cook has been selected to serve on the board of directors due to her extensive experience in sustainability and corporate social responsibility.
Board Leadership Structure
We believe that all members of our board of directors should have a voice in the affairs and the management of Origin. The board of directors believes that our stockholders are best served at this time by having a chairperson, who is an integral part of our board of directors structure and a critical aspect of effective corporate governance. Ms. Richardson has served as chairperson of our board of directors since the closing of the Business Combination in June 2021. Ms. Richardson brings considerable skills and experience, as described above, to the role. While our Co-Chief Executive Officers have primary responsibility for preparing the agendas for meetings of our board of directors, our chairperson has significant responsibilities, which are set forth in our bylaws, and include, in part:
•Establishing the agenda for regular meetings of our board of directors;
•Coordinating with the committee chairs regarding meeting agendas and information requirements, and presiding over portions of meetings of our board of directors at which the evaluation or compensation of the Co-Chief Executive Officers is presented or discussed;
•Coordinating the activities of the other directors, and performing such other duties our board of directors may establish or delegate from time to time; and
•Acting as principal liaison between the members of our board of directors and the Co-Chief Executive Officers.
The active involvement of our independent directors, combined with the qualifications and significant responsibilities of our chairperson and other directors, provide balance on our board of directors and promote strong, independent oversight of our management and affairs.

Role of the Board of Directors in Risk Oversight
One of the key functions of the board of directors is informed oversight of our risk management process. The board of directors does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through our board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee will have the responsibility to consider and discuss any major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee monitors compliance with legal and regulatory requirements. The compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.
Family Relationships
There are no family relationships between the Board and any of our executive officers.
Director Independence
Our common stock is listed on Nasdaq. Under the listing standards of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors, as affirmatively determined by the board of directors. In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the Nasdaq listing standards, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Nasdaq listing standards. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the Nasdaq.
Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that each of Messrs. Sim, Harvey, Drucker and Dorer and Mses. Fish, Richardson and Cook qualifies as “independent” as defined under the applicable Nasdaq rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Messrs. Bissell and Riley are not deemed independent due to their positions as our Co-Chief Executive Officers.
Board Meetings and Committees
During our fiscal year ended December 31, 2021, our board of directors held four meetings (including regularly scheduled and special meetings). The Audit Committee met three times during the fiscal year ended December 31, 2021. The Compensation Committee met three times during the fiscal year ended December 31, 2021. The Nominating and Corporate Governance Committee met two times during the fiscal year ended December 31, 2021. Each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.
Committees of the Board of Directors
The board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of the board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by the board of directors. The board of directors may establish other committees as it deems necessary or appropriate from time to time.
Audit Committee
The audit committee consists of Benno O. Dorer, Boon Sim, William Harvey and Pia Heidenmark Cook. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of the audit committee is Benno O. Dorer. Our board of directors has determined that Benno O. Dorer is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment.
The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee include:
•helping the board of directors oversee corporate accounting and financial reporting processes;
•managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing related person transactions;
•obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.
Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq listing standards. A copy of the charter of our audit committee is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”
Compensation Committee
Our compensation committee consists of Charles Drucker, Boon Sim, Benno O. Dorer and Kathleen B. Fish. The chair of the compensation committee is Charles Drucker. Our board of directors has determined that each member of the compensation committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee will include:
•reviewing and approving the compensation of the co-chief executive officers, other executive officers and senior management;
•reviewing and recommending to the board of directors the compensation of directors;
•administering the equity incentive plans and other benefit programs;
•reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and
•reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.
Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq listing standards. A copy of the charter of our compensation committee is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of William Harvey, Charles Drucker, Kathleen B. Fish and Pia Heidenmark Cook. The chair of the nominating and corporate governance committee is William Harvey. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the Nasdaq listing standards.
Specific responsibilities of the nominating and corporate governance committee include:
•identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on the board of directors;
•considering and making recommendations to the board of directors regarding the composition and chairmanship of the committees of the board of directors;
•developing and making recommendations to the board of directors regarding corporate governance guidelines and matters, including in relation to corporate social responsibility; and
•overseeing periodic evaluations of the performance of the board of directors, including its individual directors and committees.
Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards o. A copy of the charter of our nominating and corporate governance committee is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”
Compensation Committee Interlocks and Insider Participation
None of our directors who serve as a member of our Compensation Committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serves as a member of our board of directors or compensation committee.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Co-Chief Executive Officers, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at www.originmaterials.com under “Investors – Governance – Governance Documents.” We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
Director Compensation
We have a non-employee director pay policy pursuant to which our unaffiliated, non-employee directors are eligible to receive equity awards and annual cash compensation for service on our board of directors and committees of our board of directors.
During 2020, other than a stock option to purchase shares of Legacy Origin Common Stock granted to Mr. William Harvey as described below, no director received cash, equity or other non-equity compensation for service on Legacy Origin’s or Artius’ board of directors.
In October 2020, Legacy Origin’s board of directors granted Mr. Harvey a stock option to purchase 150,000 shares of Legacy Origin Common Stock, of which 50,000 shares were fully vested and exercisable upon grant, 25,000 shares underlying this option were to vest on the one-year anniversary of the date Mr. Harvey accepts (verbally or in writing) the position of Chairman of Legacy Origin’s board of directors, and the remaining 75,000 shares underlying this option vest monthly in equal installments over three years, subject to Mr. Harvey’s continued service at each vesting date. In connection with the Business Combination, (i) a total of 75,000 shares underlying this option were deemed to be vested and fully exercisable immediately prior to the closing of such transaction, and (ii) the remaining 75,000 shares underlying this option were automatically forfeited. The initial value of Mr. Harvey’s option award is $1,089,423.80, which does not reflect amounts actually received by Mr. Harvey. Instead, this amount reflects the grant date fair value of the option award, as computed in accordance with FASB ASC 718. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. The stock option to purchase 75,000 shares of Legacy Origin Common Stock was converted into a stock option to purchase 158,734 shares of our common stock following the consummation of the Business Combination.
In connection with the consummation of the Business Combination, our board of directors adopted a non-employee director compensation policy, pursuant to which each non-employee director is entitled to a $50,000 annual cash retainer. In addition, the members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee will be entitled to an annual cash retainer of $10,000, $5,000, and $5,000, respectively, with the chair of each such committee being entitled to an annual cash retainer of $20,000, $15,000, and $15,000, respectively. In addition to the cash compensation, each non-employee director will also receive a one-time initial grant of restricted stock units with a grant date value of $150,000, to vest in three equal installments on the first, second and third anniversary of the grant date, and an annual grant of restricted stock units with a grant date value of $130,000, with the chairperson of the board of directors to receive an additional annual grant of restricted stock units with a grant date value of $75,000, which annual awards will vest on the first anniversary of the grant date. Each restricted stock unit award described above is subject to the applicable director continuing to serve on our board of directors through the vesting date. In addition, each member of the board of directors is required to acquire and hold shares of our common stock with a fair market value of at least $250,000 by the later of the fifth anniversary of (i) the closing of the Business Combination and (ii) such director’s election to the board of directors.
Director Compensation for Fiscal Year 2021
The following table sets forth a summary of the compensation received by our non-employee directors during our fiscal year ended December 31, 2021:

Director(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation(3)	Total ($)
Bill Harvey	$38,750	$279,998	$—	$831	$319,580
Karen Richardson	$25,833	$354,998	$—	$1,043	$381,874
Kathy Fish	$31,000	$279,998	$—	$2,305	$313,304
Pia Heidenmark-Cook	$33,583	$279,998	$—	$—	$313,582
Benno Dorer	$38,750	$279,998	$—	$1,124	$319,872
Charles Drucker	$—	$—	$—	$1,217	$1,217
Boon Sim	—	—	$—	$—	$—
__________________
(1)Our non-employee directors were each appointed to our board of directors effective June 25, 2021.
(2)The amounts reported in the Stock Awards column represent the grant date fair value of the stock awards granted to the named directors during 2021 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation Stock Compensation or ASC 718. Note that the amounts reported in the column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the named directors from the stock award.
(3)Consists of amounts paid by the Company for travel expenses on behalf of our non-employee directors.
Our directors who are also our employees receive no additional compensation for their service as directors. During our fiscal year ended December 31, 2021, John Bissell and Rich Riley were our employees. See the section titled “Executive Compensation” for additional information about the compensation paid to Messrs. Bissell and Riley.
Item 11. Executive Compensation
Origin Materials, Inc.
Upon the closing of the Business Combination, the executive officers of Legacy Origin became executive officers of Origin Materials, Inc.
For the year ended December 31, 2021, Origin’s named executive officers consisted of its co-principal executive officers and the next two most highly compensated executive officers:
•John Bissell, Origin’s Co-Chief Executive Officer;
•Rich Riley, Origin’s Co-Chief Executive Officer;

•Stephen Galowitz, Origin’s Chief Commercial Officer; and
•Joshua Lee, Origin’s General Counsel and Secretary.
Summary Compensation Table
The following table sets forth information concerning the compensation of Origin's named executive officers for the years ended December 31, 2021 and December 31, 2020, as applicable:

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Stock Awards(2)	All Other Compensation(3)	Total
John Bissell	2021	$190,000			$2,212,497	$20,723	$2,423,220
Co-Chief Executive Officer	2020	$190,000		$612,000		$64	$802,064
Rich Riley(4)	2021	$229,121	$58,416		$1,837,500	$844	$2,125,881
Co-Chief Executive Officer	2020	$56,667		$5,988,000		$—	$6,044,667
Stephen Galowitz	2021	$290,000			$2,669,998	$12,023	$2,972,021
Chief Commercial Officer
Joshua Lee	2021	$211,827			$959,373	$9,899	$1,181,099
General Counsel	2020	$211,827		$304,920		$64	$516,811
__________________
(1)Amounts reported in this column do not reflect the amounts actually received by Origin’s named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each option award granted to the named executive officers during 2020, as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see Note 3 to Origin’s audited financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
(2)Amounts reported represent the aggregate grant date fair value of RSUs and PSUs granted to such named executive officers during the fiscal year ended December 31, 2021 and December 31, 2020 under the 2021 Plan and the 2011 Plan, as applicable, computed in accordance with FASB ASC 718. The assumptions used in calculating the grant date fair value of the RSUs and stock options reported in this column are set forth in Note 3 – Stock-Based Compensation to our audited consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report. The grant date fair value for PSUs is reported based upon the probable outcome of the performance conditions at the target level on the grant date. The value of the annual PSU awards granted in fiscal 2021, assuming achievement of the maximum performance would have been as follows: Mr. Bissell: $5,512,500; Mr. Riley: $5,512,500; Mr. Galowitz: $4,410,000; and Mr. Lee: $1,378,125.
(3)Consists of amounts paid by Origin after the Business Combination and by Legacy Origin before the Business Combination for a phone and internet stipend and for health insurance, long-term disability insurance, and life insurance premiums on behalf of Messrs. Bissell, Riley, Galowitz, and Lee.
(4)Mr. Riley joined Legacy Origin as Co-Chief Executive Officer in October 2020.

Outstanding Equity Awards as of December 31, 2021
The following table presents information regarding outstanding equity awards held by the Origin's named executive officers as of December 31, 2021:

			Option Awards					Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested(7)
John Bissell	6/15/2012	5/25/2012	357,565	—		$0.28	6/14/2022
	8/27/2015	3/25/2012	137,571	—		$0.37	8/26/2025
	10/28/2020	02/16/2021	533,527	1,371,299	(1)	$0.14	10/27/2030
	11/10/2021							51,020	(5)	374,997
	11/10/2021							250,000	(6)	1,837,500
Rich Riley	10/28/2020	10/28/2020	1,018,553	1,521,218	(2)	$0.14	10/27/2030
	10/28/2020	N/A	—	—	(3)	$0.14	10/27/2030
	11/10/2021							250,000	(6)	1,837,500
Stephen Galowitz	11/10/2021							163,265	(5)	1,199,998
	11/10/2021							200,000	(6)	1,470,000
Joshua Lee	4/9/2019	2/5/2018	16,931	—	(4)	$1.21	4/8/2029
	11/23/2020	11/23/2020	88,892	—	(4)	$0.14	11/22/2030
	11/10/2021							68,027	(5)	499,998
	11/10/2021							62,500	(6)	459,375
__________________
(1)529,119 shares underlying this option vest in equal monthly amounts over a period of four years on the same day of the month as the vesting commencement date, such that 529,119 shares subject to this option will have vested as of the fourth anniversary of the vesting commencement date, subject to Mr. Bissell’s continued service at each vesting date. 423,294 shares underlying this option vested upon the completion of the Business Combination. 211,647 shares underlying this option vest when the VWAP (as defined in the Merger Agreement) of a share of common stock of Origin equals or exceeds $15.00 for 10 consecutive trading days during the three year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved. 317,471 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $25.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved. 423,295 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $50.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved.
(2)1/48th of the shares underlying this option vest monthly, subject to Mr. Riley’s continued service at each vesting date. The shares underlying this option are subject to single and double trigger acceleration. 25% of the total shares subject to this option vested upon the completion of the Business Combination and 1/36th of the remaining shares subject to this option shall vest each month on the same day of the month as the closing date of the Business Combination (and if there is no corresponding day, on the last day of the month), such that all of the shares subject to this option will have vested as of the third anniversary of the closing date of the Business Combination, subject to Mr. Riley’s continued service at each vesting date. If Mr. Riley is terminated for any reason other than cause (as defined in the 2020 Plan), then 12.5% of the total number of shares subject to this option shall immediately vest as of the date of such termination. If there is a change in control (which, as defined in the 2020 Plan, would include the consummation of the Business Combination) and if, during the period of time commencing forty-five (45) days prior to the consummation of such change in control and ending on the first anniversary of the consummation of such change in control, (i) Mr. Riley’s services in all capacities as a service provider of Origin are involuntarily terminated without cause, or (ii) Mr. Riley resigns his service in all capacities as a service provider of Origin for good reason (as defined in the 2020 Plan), and in either case other than as a result of death or disability, and provided such termination constitutes a “separation from service” within the meaning of Treasury Regulation Section 1.409A-1(h), then, effective as of such separation, 100% of the then-unvested shares subject to this option as of such separation will become vested shares subject to this option.

(3)423,294 shares underlying this option vested upon the completion of the Business Combination. 211,647 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $15.00 for 10 consecutive trading days during the three year period following the closing of the Business Combination, subject to Mr. Riley’s continued service at the date such milestone is achieved. 317,471 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $25.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Riley’s continued service at the date such milestone is achieved.
(4)The shares underlying this option vested upon the completion of the Business Combination.
(5)Reflects the grant of restricted stock units that vest ratably over three years on 6/24/2022, 6/24/2023, 6/24/2024, respectively.
(6)Reflects the grant of performance-based restricted stock units with vesting to be evaluated by our Compensation Committee at various points between 2022 and 2027 based on certain construction and production milestones as well as certain revenue and EBITDA metrics associated with our Origin 1 and Origin 2 plants, respectively. If these milestones and metrics are achieved during the applicable performance period, as determined by our Compensation Committee, the eligible awards will become vested. Eligible awards are subject to a multiplier if multiple milestones and metrics are achieved during the applicable performance periods. This multiplier is capped at 3 and is subject to downward reduction by straight line interpolation for partial achievement of revenue and EBITDA metrics.
(7)Represents the total fair value of the NEOs’ restricted stock unit awards granted, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation, please see Note 3 to the financial statements in the this Annual Report.
Employment Arrangements with Executive Officers
Each of our named executive officers is an at-will employee. Each named executive officer other than John Bissell and Stephen Galowitz is currently party to an offer letter setting forth their terms of employment as of the date of the offer letter, including title, salary and severance provisions (if any), as set forth below. Please see the section titled “Outstanding Equity Awards as of December 31, 2021” for additional information regarding the equity awards held by such named executive officers.
Rich Riley
In October 2020, Legacy Origin entered into an offer letter with Rich Riley, its Co-Chief Executive Officer. For 2020, Mr. Riley’s initial annual base salary was $58,240. In February 2021, Legacy Origin issued and sold convertible promissory notes with an aggregate principal amount of $10.0 million and an interest rate of 8% per annum (the “2021 Note Financing”). Pursuant to the terms of the employment agreement, upon the closing of the 2021 Note Financing, Mr. Riley became entitled to an annual base salary of $400,000 for 2021 and a one-time bonus in an amount equal to the difference between what Mr. Riley would have been paid from his start date through the closing date of the 2021 Note Financing had his annual base salary been $400,000 and what Mr. Riley had been paid over such period. During 2022, Mr. Riley will be entitled to receive an annual base salary of $400,000.
Joshua Lee
In January 2018, Legacy Origin entered into an offer letter with Joshua Lee, its General Counsel. During 2022, Mr. Lee will be entitled to receive an annual base salary of $210,000.
Executive Compensation
Our compensation committee oversees the compensation policies, plans and programs and review and determine compensation to be paid to executive officers, directors and other senior management, as appropriate. The compensation policies followed by us are intended to provide for compensation that is sufficient to attract, motivate and retain our executives and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.
Pension Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2020 or 2021.

Nonqualified Deferred Compensation
Our Origin’s named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during 2020 or 2021.
Employee Benefit Plans
Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of stockholder value. We believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. The principal features of our equity incentive plans are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits to the registration statement of which this prospectus forms a part.
2021 Plan
A summary description of the material features of the 2021 Equity Incentive Plan (the “2021 Plan”) is set forth below. Following the recommendation of the board of directors, our stockholders approved the 2021 Plan on June 23, 2021.
Eligibility. Any individual who is our employee or an employee of any of our affiliates, or any person who provides services to Origin or its affiliates, including consultants and members of the board of directors, is eligible to receive awards under the 2021 Plan at the discretion of the plan administrator.
Awards. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates.
Authorized Shares. Initially, the maximum number of shares of our Common Stock that may be issued under the 2021 Plan will not exceed 18,467,109. In addition, the number of shares of our Common Stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, starting on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) five percent (5%) of the fully-diluted shares of our Common Stock on December 31 of the preceding year (the “Evergreen Measurement Date”), (2) a lesser number of shares of our Common Stock determined by the board of directors prior to the date of the increase, or (3) a lesser number of shares of our Common Stock that would not result in the share reserve exceeding fifteen percent (15%) of the fully-diluted shares of our Common Stock as of the Evergreen Measurement Date. The maximum number of shares of our Common Stock that may be issued on the exercise of ISOs under the 2021 Plan shall not exceed 55,401,327.
The unused shares subject to stock awards granted under the 2021 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised or forfeited, in any case, in a manner that results in us acquiring shares covered by the stock award at a price not greater than the price (as adjusted pursuant to the 2021 Plan) paid by the participant for such shares or not issuing any shares covered by the stock award, will, as applicable, become or again be available for stock award grants under the 2021 Plan. The following shares of Common Stock will not be added to the shares authorized for grant and will not be available for future grants of stock awards: (i) shares of Common Stock subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof; and (ii) shares purchased on the open market with the cash proceeds from the exercise of options; and (iii) shares delivered to us by a participant to satisfy the exercise or purchase price of a stock award or to satisfy any applicable tax withholding obligation with respect to a stock award (including shares of Common Stock retained by us from the Award being exercised or purchased and/or creating the tax obligation).
Non-Employee Director Compensation Limit. The aggregate value of all compensation granted (with respect to equity-based awards, measured based on grant date value) or paid (with respect to cash-based awards) to any non-employee director with respect to any calendar year, including awards granted and cash fees paid to such non-employee director, will not exceed (1) $750,000 in total value or (2) if such non-employee director is first appointed or elected to the Board during such calendar year, $1,000,000 in total value, in each case, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes and excluding distributions from a deferred compensation program.

Plan Administration. The board of directors, or a duly authorized committee thereof, will administer the 2021 Plan and is referred to as the “plan administrator” herein. The board of directors may also delegate to one or more of our officers the authority to (1) designate employees (other than officers) to receive specified stock awards and (2) determine the number of shares subject to such stock awards. Under the 2021 Plan, the board of directors has the authority to determine award recipients, grant dates, the numbers and types of stock awards to be granted, the applicable fair market value, and the provisions of each stock award, including the period of exercisability and the vesting schedule applicable to a stock award.
Stock Options. ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2021 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of our Common Stock on the date of grant. Options granted under the 2021 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.
The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death, or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws. Unless the terms of an optionholder’s stock option agreement provide otherwise or as otherwise provided by the plan administrator, if an optionholder’s service relationship with us or any of our affiliates ceases due to death or disability, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months following the date of death or disability. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term.
Acceptable consideration for the purchase of our Common Stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of Common Stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO or (5) other legal consideration approved by the plan administrator.
Unless the plan administrator provides otherwise, options and stock appreciation rights generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the plan administrator or a duly authorized officer, an option may be transferred pursuant to a domestic relations order.
Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of our Common Stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.
Restricted Stock Unit Awards. Restricted stock unit awards are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of shares of our Common Stock, a combination of cash and shares of our Common Stock as determined by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement or by the plan administrator, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.
Restricted Stock Awards. Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, services to us, or any other form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of our Common Stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights. Stock appreciation rights are granted under stock appreciation right agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. A stock appreciation right granted under the 2021 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator. Stock appreciation rights may be settled in cash or shares of our Common Stock or in any other form of payment, as determined by the plan administrator and specified in the stock appreciation right agreement.
The plan administrator determines the term of stock appreciation rights granted under the 2021 Plan, up to a maximum of 10 years. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability, or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. Unless the terms of a participant’s stock appreciation rights agreement provide otherwise or as otherwise provided by the plan administrator, if a participant’s service relationship with us or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.
Performance Awards. The 2021 Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, our Common Stock.
Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our Common Stock. The plan administrator will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.
Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the Plan, (2) the class of shares by which the share reserve may increase automatically each year, (3) the class and maximum number of shares that may be issued on the exercise of ISOs and (4) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.
Corporate Transactions. The following applies to stock awards under the 2021 Plan in the event of a corporate transaction (as defined in the 2021 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the plan administrator at the time of grant.
In the event of a corporate transaction, any stock awards outstanding under the 2021 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to our successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then (i) with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full (or, in the case of performance awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction), and (ii) any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of our Common Stock in connection with the corporate transaction, over (ii) any per share exercise price payable by such holder, if applicable.
Plan Amendment or Termination. The board of directors has the authority to amend, suspend, or terminate the 2021 Plan at any time, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date when the Artius board of directors adopted the 2021 Plan. No stock awards may be granted under the 2021 Plan while it is suspended or after it is terminated.
Employee Stock Purchase Plan
A summary description of the material features of the employee stock purchase plan (the “ESPP”) is set forth below. Following the recommendation of the board of directors, our stockholders approved the ESPP on June 23, 2021.
Purpose. The purpose of the ESPP is to provide a means by which our eligible employees and certain designated companies may be given an opportunity to purchase shares of our Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for our success. The ESPP includes two components: a 423 Component and a Non-423 Component. We intend that the 423 Component will qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Code. Except as otherwise provided in the ESPP or determined by the board of directors, the Non-423 Component will operate and be administered in the same manner as the 423 Component.
Share Reserve. Initially, the maximum number of shares of our Common Stock that may be issued under the ESPP after it becomes effective will not exceed 1,846,710. Additionally, the number of shares of our Common Stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) the number of shares of our Common Stock equal to two hundred percent (200%) of the ESPP’s initial share reserve, or (3) such lesser number of shares as determined by our board of directors. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
Administration. The board of directors, or a duly authorized committee thereof, will administer the ESPP.
Limitations. Our employees and the employees of any of our designated affiliates, as designated by the board of directors, will be eligible to participate in the ESPP, provided they may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the administrator: (1) customary employment with us or one of our affiliates for more than 20 hours per week and five or more months per calendar year or (2) continuous employment with us or one of our affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. In addition, the board of directors may also exclude from participation in the ESPP or any offering, employees who are “highly compensated employees” (within the meaning of Section 423(b)(4)(D) of the Code) or a subset of such highly compensated employees. All of our employees and employees of our related corporations are currently eligible to participate in the ESPP. An employee may not be granted rights to purchase stock under the ESPP (a) if such employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our stock or (b) to the extent that such rights would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year that the rights remain outstanding.
The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The administrator may specify offerings with a duration of not more than 27 months, and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our Common Stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the ESPP. The administrator has the discretion to structure an offering so that if the fair market value of a share of our Common Stock on any purchase date during the offering period is less than or equal to the fair market value of a share of our Common Stock on the first day of the offering period, then that offering will terminate immediately, and the participants in such terminated offering will be automatically enrolled in a new offering that begins immediately after such purchase date.

A participant may not transfer purchase rights under the ESPP other than by will, the laws of descent and distribution, or as otherwise provided under the ESPP.
Payroll Deductions. The ESPP permits participants to purchase shares of our Common Stock through payroll deductions. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares, without interest. Participation ends automatically upon termination of employment with us and our related corporations.
Withdrawal. Participants may withdraw from an offering by delivering a withdrawal form to us and terminating their contributions. Such withdrawal may be elected at any time prior to the end of an offering, except as otherwise provided by the Plan Administrator. Upon such withdrawal, we will distribute to the employee his or her accumulated but unused contributions without interest, and such employee’s right to participate in that offering will terminate. However, an employee’s withdrawal from an offering does not affect such employee’s eligibility to participate in any other offerings under the ESPP.
Termination of Employment. A participant’s rights under any offering under the ESPP will terminate immediately if the participant either (i) is no longer employed by us or any of our parent or subsidiary companies (subject to any post-employment participation period required by law) or (ii) is otherwise no longer eligible to participate. In such event, we will distribute to the participant his or her accumulated but unused contributions, without interest.
Corporate Transactions. In the event of certain specified significant corporate transactions, such as a merger or change in control, a successor corporation may assume, continue, or substitute each outstanding purchase right. If the successor corporation does not assume, continue, or substitute for the outstanding purchase rights, the offering in progress will be shortened and a new purchase date will be set. The participants’ purchase rights will be exercised on the new purchase date and such purchase rights will terminate immediately thereafter.
Amendment and Termination. The board of directors has the authority to amend, suspend, or terminate the ESPP, at any time and for any reason, provided certain types of amendments will require the approval of our stockholders. Any benefits, privileges, entitlements and obligations under any outstanding purchase rights granted before an amendment, suspension or termination of the ESPP will not be materially impaired by any such amendment, suspension or termination except (i) with the consent of the person to whom such purchase rights were granted, (ii) as necessary to facilitate compliance with any laws, listing requirements, or governmental regulations, or (iii) as necessary to obtain or maintain favorable tax, listing, or regulatory treatment. The ESPP will remain in effect until terminated by the board of directors in accordance with the terms of the ESPP.
2020 Plan
Legacy Origin’s board of directors adopted the 2020 Plan (the “2020 Plan”) in October 2020 and its stockholders approved the 2020 Plan in December 2020. Following the Closing of the Business Combination, no new awards will be granted under the 2020 Plan.
Stock Awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards, or collectively, stock awards. ISOs may be granted only to Origin’s employees and the employees of Origin’s affiliates. All other awards may be granted to Origin’s employees, non-employee directors and consultants and the employees and consultants of Origin’s affiliates. Legacy Origin has granted stock options and restricted stock awards under the 2020 Plan.
Share Reserve. Subject to certain capitalization adjustments, the aggregate number of shares of Origin’s common stock that may be issued pursuant to stock awards under the 2020 Plan is 4,173,924 shares.
If a stock award granted under the 2020 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of Origin’s common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2020 Plan. In addition, the following types of shares of Origin’s common stock under the 2020 Plan may become available for the grant of new stock awards under the 2020 Plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award.

Administration. Origin’s board of directors, or a duly authorized committee thereof, has the authority to administer the 2020 Plan. Origin’s board of directors may also delegate to one or more of Origin’s officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2020 Plan, the plan administrator determines the award recipients, dates of grant, the numbers and types of stock awards to be granted and the applicable fair market value and the provisions of the stock awards, including the period of their exercisability, the vesting schedule applicable to a stock award and any repurchase rights that may apply.
The plan administrator has the authority to modify outstanding awards, including reducing the exercise, purchase or strike price of any outstanding stock award, canceling any outstanding stock award in exchange for new stock awards, cash or other consideration or taking any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.
Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of Origin’s common stock on the date of grant. Options granted under the 2020 Plan vest at the rate specified by the plan administrator.
The plan administrator determines the term of stock options granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of Origin’s affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws or Origin’s insider trading policy. If an optionholder’s service relationship with us or any of Origin’s affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.
Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft, electronic funds transfer or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of Origin’s common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, (5) deferred payment or a similar arrangement with the optionholder and (6) other legal consideration approved by the plan administrator.
Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of Origin’s common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of Origin’s stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of Origin’s total combined voting power or that of any of Origin’s affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.
Incentive Stock Option Limit. The maximum number of shares of Origin’s common stock that may be issued upon the exercise of ISOs under the 2020 Plan is 12,521,772.
Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or Origin’s affiliates or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in Origin’s favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.
Restricted Stock Unit Awards. Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.
Stock Appreciation Rights. Stock appreciation rights are granted pursuant to stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of Origin’s common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of Origin’s common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2020 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.
The plan administrator determines the term of stock appreciation rights granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provide otherwise, if a participant’s service relationship with us or any of Origin’s affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of Origin’s affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.
Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to Origin’s common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.
Changes to Capital Structure. In the event that there is a specified type of change in Origin’s capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2020 Plan, (2) the class and maximum number of shares that may be issued upon the exercise of ISOs and (3) the class and number of shares and price per share of stock subject to outstanding stock awards.
Corporate Transactions. The 2020 Plan provides that in the event of certain specified significant corporate transactions, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the administrator may take one or more of the following actions with respect to such stock awards: (1) arrange for the assumption, continuation or substitution of a stock award by a successor corporation, (2) arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation, (3) accelerate the vesting, in whole or in part, of the stock award and provide for its termination prior to the transaction, (4) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us, (5) cancel or arrange for the cancellation of the stock award prior to the transaction in exchange for a cash payment, or no payment, as determined by the board of directors or (6) make a payment, in the form determined by the board of directors, equal to the excess, if any, of the per share amount (or value of property per share) payable to holders of Origin’s common stock in connection with the transaction over the per share exercise price under the applicable stock award, multiplied by the number of shares subject to the stock award. Any escrow, holdback, earnout or similar provisions in the definitive agreement for the transaction may apply to such payment to the same extent and in the same manner as the provisions apply to holders of Origin’s common stock. The plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner, and the plan administrator may take different actions with respect to the vested and unvested portions of a stock award.
Under the 2020 Plan, a significant corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of Origin’s consolidated assets, (2) a sale or other disposition of more than 50% of Origin’s outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of Origin’s common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.
Change in Control. In the event of a change in control, awards granted under the 2020 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in a stock award agreement. Under the 2020 Plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of Origin’s combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which Origin’s stockholders cease to own more than 50% of the combined voting power of the surviving entity or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially all of Origin’s consolidated assets other than to an entity more than 50% of the combined voting power of which is owned by Origin’s stockholders.
Transferability. A participant generally may not transfer stock awards under the 2020 Plan other than by will, the laws of descent and distribution or as otherwise provided under the 2020 Plan.
Amendment and Termination. Origin’s board of directors has the authority to amend, suspend or terminate the 2020 Plan, provided that, with certain exceptions, such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of Origin’s stockholders. No ISOs may be granted after the tenth anniversary of the date Origin’s board of directors adopted the 2020 Plan.
2010 Stock Incentive Plan
Legacy Origin’s board of directors adopted the Micromidas, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) in March 2010 and Legacy Origin’s stockholders also approved the 2010 Plan in March 2010. The 2010 Plan terminated by its own terms at the conclusion of its ten-year term in March 2020, but awards granted pursuant to the 2010 Plan continue to be governed by its terms.
The 2010 Plan provided for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights and other stock awards, or collectively, stock awards. The 2010 Plan provides that ISOs may be granted only to Legacy Origin’s employees and the employees of Legacy Origin’s affiliates. The 2010 provides that all other awards may be granted to Legacy Origin’s employees, non-employee directors and consultants and the employees and consultants of Legacy Origin’s affiliates. Legacy Origin has granted options under the 2010 Plan.
Share Reserve. Subject to certain capitalization adjustments, the aggregate number of shares of Origin’s common stock reserved for issuance under the 2010 Plan is 992,352 shares, which represents the number of shares of Origin’s common stock subject to awards that remain outstanding under the 2010 Plan.
Administration. Origin’s board of directors, or a duly authorized committee thereof, has the authority to administer the 2010 Plan. The 2010 Plan authorizes the plan administrator to determine the award recipients, dates of grant, forms of award agreements, the numbers and types of stock awards granted and the applicable fair market value and the provisions of the stock awards, including the period of their exercisability, the vesting schedule applicable to a stock award, any repurchase rights that may apply and any other additional terms, conditions rules or procedures to accommodate the rules or laws of applicable non-U.S. jurisdictions. The 2010 Plan also authorizes the plan administrator to modify outstanding awards, including reducing the exercise, purchase or strike price of any outstanding stock award, and canceling any outstanding stock award in exchange for new stock awards, with the consent of any adversely affected participant.
Stock Options. ISOs and NSOs were granted under the 2010 Plan pursuant to stock option agreements adopted by the plan administrator. The plan administrator determined the exercise price for a stock option, which was not less than 100% of the fair market value of Legacy Origin’s common stock on the date of grant. The plan administrator determined the term of stock options granted under the 2010 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of Origin’s affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of thirty days following the cessation of service, or such other period specified in the applicable award agreement. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws or Origin’s insider trading policy. If an optionholder’s service relationship with us or any of Origin’s affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause, subject to the terms of the applicable award agreement. In no event may an option be exercised beyond the expiration of its term. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option, as determined by the plan administrator, may include (1) cash, (2) check, (3) delivery of a promissory note with such recourse, interest, security and redemptions provisions as the plan administrator determines as appropriate, (4) surrender of shares held for the requisite period, if any, necessary to avoid a charge to our earnings for financial reporting purposes, (5) a broker-assisted cashless exercise, (6) a net exercise of the option if it is an NSO, or (7) any combination of the foregoing methods of payment.
Changes to Capital Structure. In the event that there is a specified type of change in Origin’s capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to the number of shares covered by each outstanding award, and the number of shares which have been authorized for issuance under the 2010 Plan but as to which no awards have yet been granted or which have been returned to the 2010 Plan, the exercise or purchase price of each such outstanding award, the maximum number of shares with respect to which awards may be granted to any participant in any calendar year, as well as any other terms that the plan administrator determines require adjustment.
Corporate Transactions. The 2010 Plan provides that in the event of certain specified significant corporate transactions, unless otherwise provided in an award agreement or other written agreement between us and the award holder, all outstanding awards issued under the 2010 Plan shall terminate, except to the extent that they are assumed in connection with the corporate transaction. The plan administrator has the authority, exercisable either in advance of any actual or anticipated corporate transaction or at the time of an actual corporate transaction and exercisable at the time of the grant of an award under the 2010 Plan or any time while an award remains outstanding, to provide for the full or partial automatic vesting and exercisability of one or more outstanding unvested awards under the 2010 Plan and the release from restrictions on transfer and repurchase or forfeiture rights of such awards in connection with a corporate transaction, on such terms and conditions as the plan administrator may specify. The plan administrator also has the authority to condition any such award vesting and exercisability or release from such limitations upon the subsequent termination of the continuous service of the participant within a specified period following the effective date of the corporate transaction. Any ISO accelerated in connection with a corporate transaction remains exercisable as an ISO only to the extent the $100,000 dollar limitation is not exceeded.
Under the 2010 Plan, a significant corporate transaction is generally the consummation of (1) a merger or consolidation in which we are not the surviving entity, except for a transaction the principal purpose of which is to change the state in which we are incorporated, (2) the sale, transfer or other disposition of all or substantially all of Origin’s assets, (3) Origin’s complete liquidation or dissolution, (4) any reverse merger or series of related transactions culminating in a reverse merger (including, but not limited to, a tender offer followed by a reverse merger) in which we are the surviving entity but securities possessing more than 50% of the total combined voting power are transferred to a person or persons different from those who held such securities immediately prior to such merger or transaction, or (5) the acquisition in a single or series of related transactions by any person or related group of persons (other than by us or by a company-sponsored employee benefit plan) of beneficial ownership of securities possessing more than 50% of the total combined voting power of Origin’s outstanding securities.
Transferability. A participant generally may not transfer stock awards under the 2010 Plan other than by will, the laws of descent and distribution or to the extent and in the manner authorized by the plan administrator by gift or pursuant to a domestic relations order to members of a participant’s immediate family.
Amendment and Termination. Origin’s board of directors has the authority to amend, suspend or terminate the 2010 Plan, provided that, with certain exceptions, such action does not adversely affect the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of Origin’s stockholders. The 2010 Plan terminated by its own terms at the conclusion of its ten-year term in March 2020.
Health and Welfare Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the basic life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.

Rule 10b5-1 Sales Plans
Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy and the lock-up agreements such persons have entered into in connection with the Business Combination.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of December 31, 2021 for:
•each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
•each of our named executive officers;
•each of our directors and nominees for director; and
•all of our current executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of our capital stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 141,301,569 shares of our common stock outstanding as of December 31, 2021. The following table does not reflect record or beneficial ownership of any warrants to purchase common stock. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2021 and issuable upon the vesting of RSUs held by the person within 60 days of December 31, 2021. However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Origin Materials, Inc., 930 Riverside Parkway, Suite 10, West Sacramento, California 95605. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Artius Acquisition Partners LLC(1)	18,112,500	12.80%
Lior Amram(2)	9,773,074	6.90%
Named Executive Officers and Directors:
John Bissell(3)	1,715,652	1.20%
Rich Riley(4)	2,251,608	1.60%
Stephen Galowitz(5)	1,417,256	1.00%
Joshua Lee(6)	105,823	0.10%
Pia Heidenmark Cook	—	*
Benno O. Dorer(7)	16,530	*
Charles D. Drucker(1)(11)	18,862,500	13.30%
Kathleen B. Fish(8)	7,500	*
William Harvey(9)	158,734	0.10%
Karen Richardson(10)	20,000	*
Boon Sim(1)(12)	18,187,500	12.90%
All executive officers and directors as a group (12 persons)(13)	43,007,662	29.70%
______________________
*Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)Artius Acquisition Partners LLC is the record holder of the shares reported herein. Mr. Sim and Mr. Drucker are the founding members of Artius Acquisition Partners LLC and together exercise voting and investment power with respect to the common stock held by Artius Acquisition Partners LLC. The shares beneficially owned by Artius Acquisition Partners LLC may also be deemed to be beneficially owned by Mr. Sim and Mr. Drucker.
(2)Consists of (i) 33,843 shares of common stock held directly by Mr. Amram; (ii) 9,549,858 shares of common stock held by Evergreen InvestCo I, LLC (“Evergreen InvestCo I”); (iii) 59,373 shares of common stock held by JLA Construction LLC 401k Plan (“JLA Construction”); and (iv) 130,000 shares of common stock held by Evergreen Acquisition I Corp (“Evergreen Acquisition”). Mr. Amram is the sole manager of each of Evergreen InvestCo I, Evergreen Acquisition and JLA Construction, and may be deemed to hold sole voting and dispositive power over the common stock shares held by these entities. With respect to the shares of common stock held by these entities, Mr. Amram disclaims beneficial ownership other than to the extent he may have a pecuniary interest therein, directly or indirectly. The principal business address for Mr. Amram is c/o Evergreen Capital, L.P. 551 Fifth Avenue, Suite 2100, New York, New York 10176.
(3)Consists of (i) 664,943 shares of common stock held directly by Mr. Bissell and (ii) 1,050,709 shares of common stock issuable to Mr. Bissell pursuant to options exercisable within 60 days of December 31, 2021.
(4)Consists of (i) 1,084,693 shares of common stock issuable to Mr. Riley pursuant to options exercisable within 60 days of December 31, 2021; (ii) 229,668 shares of common stock held by Riley Family Trust; (iii) 229,415 shares of common stock held by Riley Investment Trust I; and (iv) 707,832 shares of common stock held by Richard J. Riley Separate Property Trust. Mr. Riley is co-trustee of the Riley Family Trust and by virtue of his shared control over Riley Family Trust, may be deemed to beneficially own the shares of common stock held by Riley Family Trust. Mr. Riley is sole trustee of each of Riley Investment Trust I and Riley Separate Property Trust and may be deemed to hold sole voting and dispositive power over the common stock shares held by Riley Investment Trust I and Riley Separate Property Trust.
(5)Consists of (i) 391,157 shares of common stock held by Stephen and Jill Galowitz JTWROS, (ii) 391,157 shares of common stock held by The Galowitz Family 2021 Trust and (iii) 634,942 shares of common stock issuable to Mr. Galowitz pursuant to options exercisable within 60 days of December 31, 2021.
(6)Consists of 105,823 shares of common stock issuable to Mr. Lee pursuant to options exercisable within 60 days of December 31, 2021.
(7)Consists of 15,000 shares of common stock held by The Benno Dorer Revocable Trust and 1,530 shares of common stock held directly by Mr. Dorer.
(8)Consists of 7,500 shares of common stock held directly by Ms. Fish.

(9)Consists of 158,734 shares of common stock issuable to Mr. Harvey pursuant to options exercisable within 60 days of December 31, 2021.
(10)Consists of 20,000 shares of common stock held directly by Karen A. Richardson Trust dated January 11, 2007, as amended and restated.
(11)Includes 750,000 shares of common stock held directly by Mr. Drucker.
(12)Includes 75,000 shares of common stock held directly by Mr. Sim.
(13)Includes shares beneficially held by Mr. Whaley, in addition to the shares held by the named executive officers and directors.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than compensation arrangements for our directors and executive officers, which are described under the section titled “Executive Compensation” of this Annual Report, below is a description of transactions since January 1, 2019 to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed the lesser of (1) $120,000, or (2) 1% of the average of Origin’s total assets at year end for the last two completed fiscal years; and
•any of our directors, executive officers or holders of more than 5% of any class of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Investor Rights Agreement
In connection with the Closing of the Business Combination, we entered into the Investor Rights Agreement on June 25, 2021, pursuant to which the holders of Registrable Securities (as defined therein) became entitled to, among other things, customary registration rights, including demand, piggy-back and shelf registration rights. Pursuant to the Investor Rights Agreement, we agreed that, within 15 business days following the Closing of the Business Combination, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of such Registrable Securities, and we will use our commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. The Investor Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.
Lock-Up Agreements
In connection with the Closing, certain of our stockholders, including the directors and, officers, agreed, subject to certain exceptions, not to, without the prior written consent of our board of directors, transfer (i) any shares of our Common Stock held by such parties immediately after the Merger, (ii) any securities convertible into or exercisable or exchangeable for our Common Stock, including the Private Placement Warrants, held by such parties immediately after the Merger and (iii) any shares of our Common Stock issued upon conversion, exercise or exchange of any of the securities described in clause (ii). The lock-up period commenced upon the Closing and continues through the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their Common Stock for cash, securities or other property. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, and transfers upon death or by will. The holders of 35,765,099 shares of Common Stock are subject to a Lock-Up Agreement.
Artius Related Agreements
Private Placement Warrants
Simultaneously with the closing of the Artius IPO, Artius consummated a private placement of 11,326,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, with the over-allotment option being exercised in full.

Each whole Private Placement Warrant is exercisable for one whole share of our Common Stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Artius IPO held in a trust account.
Sponsor Letter Agreement
Concurrently with the execution of the Merger Agreement, Artius and the Sponsor entered into the Sponsor Letter Agreement, pursuant to which the Sponsor agreed, among other things, to (i) vote in favor of the Artius Stockholder Voting Matters (as defined in the Sponsor Letter Agreement), and (ii) pay any excess of Artius Transaction Expenses (as defined in the Merger Agreement) over the Artius Transaction Expense Cap (as defined in the Sponsor Letter Agreement).
In addition, pursuant to the Sponsor Letter Agreement, the Sponsor agreed to subject the 4.5 million shares of Common Stock held by Sponsor to vesting and forfeiture as follows: (A) one third of such shares will vest when VWAP equals or exceeds $15.00 for ten consecutive trading days during the three year period following the Closing, (B) one third of such shares will vest when VWAP equals or exceeds $20.00 for ten consecutive trading days during the four year period following the Closing, and (C) one third of such shares will vest when VWAP equals or exceeds $25.00 for ten consecutive trading days during the five year period following the Closing. Such shares (including any related dividends or distributions) that do not vest by the first business day following the applicable vesting period in the Sponsor Letter Agreement will be surrendered to us without any consideration. The vesting of the shares will be accelerated in the event of Origin completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Common Stock for cash, securities or other property.
Subscription Agreements
On the Closing Date, certain purchasers (each, a “Subscriber”) purchased from Origin an aggregate of 20,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $200.0 million, pursuant to separate subscription agreements dated February 16, 2021 (collectively, the “Subscription Agreements”). Pursuant to the Subscription Agreements, we agreed to provide the Subscribers with certain registration rights with respect to the PIPE Shares. Legacy Origin customers and investors Pepsi, Nestlé and Danone purchased 97,500, 100,000 and 100,000 shares of our Common Stock in the PIPE transaction.
On the Closing Date, certain purchasers (each, an “Additional Subscriber”), including affiliates, purchased from us an aggregate of 1,300,001 shares of Common Stock (the “Additional Subscription Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $13.0 million, pursuant to separate purchase agreements dated June 23, 2021 (collectively, the “Additional Subscription Agreements”). Pursuant to the Additional Subscription Agreements, we agreed to provide certain registration rights to the Additional Subscribers with respect to the Additional Subscription Shares. Charles Drucker, a member of our board of directors, and Evergreen Acquisition I Corp purchased 650,000 and 130,000 shares, respectively, pursuant to these Additional Subscription Agreements. Lior Amram, a former member of Legacy Origin’s board of directors and a holder of more than 5% of our Common Stock, is the sole manager of Evergreen Acquisition I Corp and may be deemed to hold sole voting and dispositive power over the Common Stock shares held by Evergreen Acquisition I Corp.
Legacy Origin Transactions
2019 Convertible Note Financing
From November 2019 to February 2021, Legacy Origin issued and sold senior secured convertible notes with an aggregate principal amount of $5.0 million (the “2019 Notes”) pursuant to a note purchase agreement, which was amended in February 2020. The 2019 Notes, which were amended in May 2020, January 2021 and February 2021, accrued interest at a rate of 10.0% per annum. All principal and accrued interest thereupon converted into shares of Legacy Origin Common Stock immediately prior to the closing of the Business Combination. As of December 31, 2019, 2020 and 2021, $1.0 million, $3.4 million and $5.2 million of aggregate principal plus accrued interest was outstanding under the 2019 Notes, respectively.

The participants in the convertible note financing included entities affiliated with members of the Origin and Legacy Origin board of directors and an executive officer of Origin. The following table sets forth the aggregate principal amount of the 2019 Notes issued to such parties and the shares of our Common Stock issued in respect thereof upon the Closing of the Business Combination.

Noteholders	Aggregate Principal Amount of 2019 Notes	Shares of Our Common Stock
PM Operating, LTD(1)	$1,500,000	232,615
PepsiCo, Inc.(2)	524,109	85,103
OM Funding I, LLC(3)	400,000	61,957
JLA Asset Management LLC(3)	322,000	47,762
Riley Separate Property Trust(4)	250,000	38,763
Noteholders affiliated with Alexander Millar(5)	250,350	38,767
__________________
(1)Anne M. Smalling is the chief executive officer of PM Operating, LTD. Richard Smalling, a former member of Legacy Origin’s board of directors, is Ms. Smalling’s husband.
(2)Kevin O’Sullivan, a former member of Legacy Origin’s board of directors, is a senior vice president at Pepsi.
(3)Lior Amram, a former member of Legacy Origin’s board of directors and a holder of more than 5% of our common stock, is the manager of OM Funding I, LLC and managing member of JLA Asset Management LLC. All notes held by OM Funding I, LLC were converted into shares of Legacy Origin Common Stock and were distributed to its members prior to consummation of the Business Combination.
(4)Rich Riley, our Co-Chief Executive Officer and a member of our board of directors, is the trustee of the Riley Separate Property Trust.
(5)2019 Notes are held by (i) Alex & Kristin Millar, (ii) Buff Investment Limited Partnership, (iii) Buff, Amanda Trust Under Deed of Trust Dated January 11, 1997, (iv) Buff, Jonathan David Trust Under Deed of Trust Dated January 11, 1997 and (v) Buff, Jon Charles. Alexander Millar is a former member of Legacy Origin’s board of directors. Mr. Millar’s wife Kristin Millar, father-in-law Jon Charles Buff and sister-in-law Katharine Buff Leraris are co-owners of Buff Investments L.P. Mr. Millar’s father-in-law, Jon Charles Buff, is the settlor of “Buff, Amanda Trust Under Deed of Trust Dated January 11, 1997” and “Buff, Jonathan David Trust Under Deed of Trust Dated January 11, 1997.” Additionally, Mr. Millar’s sister-in-law Amanda Buff is the beneficiary of “Buff, Amanda Trust Under Deed of Trust Dated January 11, 1997,” and Mr. Millar’s brother-in-law Jonathan Buff is the beneficiary of “Buff, Jonathan David Trust Under Deed of Trust Dated January 11, 1997.”
2021 Convertible Note Financing
In February 2021, Legacy Origin issued and sold convertible promissory notes with an aggregate principal amount of $10.0 million and an interest rate of 8.0% per annum (the “2021 Notes”). All principal and accrued interest thereupon converted into shares of Legacy Origin Common Stock immediately prior to the closing of the Business Combination. As of March 31, 2021, the aggregate principal amount and interest of the 2021 Notes was $10.1 million.
The participants in the convertible note financing included entities affiliated with members of the Origin and Legacy Origin board of directors. The following table sets forth the aggregate principal amount of the 2021 Notes issued to such parties and the shares of our Common Stock issued upon the Closing of the Business Combination:

Noteholders	Aggregate Principal Amount of 2019 Notes	Shares of Our Common Stock
Noteholders affiliated with Gavin H. Wolfe(1)	$2,650,000	341,045
Snipes 2005 Trust(2)	2,000,000	257,395
Evergreen Capital, L.P.(3)	1,450,000	186,612
AMS DE LLC(3)	500,000	64,347
__________________
(1)2021 Notes are held by (i) Gavin H. Wolfe, a former member of Legacy Origin’s board of directors, and his spouse, and (ii) trusts established for the benefit of their immediate family members, of which Mr. Wolfe and his spouse are co-trustees.

(2)Jeff Snipes is the trustee of the Snipes 2005 Trust. Richard Smalling, a former member of Legacy Origin’s board of directors, is Mr. Snipe’s brother-in-law.
(3)Gavin H. Wolfe, a former member of Legacy Origin’s board of directors, and his spouse are co-trustees of a trust established for the benefit of their children that is a holder of equity interests in Evergreen Capital, L.P.
(4)Anne M. Smalling is the chief executive officer of AMS DE LLC. Richard Smalling, a former member of Legacy Origin’s board of directors, is Ms. Smalling’s husband.Anne M. Smalling is the chief executive officer of PM Operating, LTD. Richard Smalling, a former member of Legacy Origin’s board of directors, is Ms. Smalling’s husband.
Omnibus Warrant Amendment
In November 2019, Legacy Origin entered into an omnibus warrant amendment to extend the exercise period of certain warrants by 10 years, including warrants held by entities affiliated with (i) NewGen Plastics, LLC, which is affiliated with one of the holders of 5% of our capital stock, Lior (Lee) Amram and former Legacy Origin director Gavin H. Wolfe, (ii) Millar Midas Investment Holdings, LLC, which is affiliated with former Legacy Origin director Alexander C. Millar, (iii) AMS DE LLC and PM Operating, LTD, which are affiliated with former Legacy Origin director Richard Smalling, and (iv) Rich Riley, a director and Co-Chief Executive Officer of Origin.
Nestlé Promissory Note
In November 2016, Legacy Origin received a $5.0 million prepayment from Nestlé Waters Management & Technology (together with its affiliates, “Nestlé”) for product from Origin 1 manufacturing plant pursuant to that certain Amended and Restated Offtake Supply Agreement between Legacy Origin and Nestlé, dated as of May 23, 2019 (the “Nestlé Offtake Agreement”). The prepayment is to be credited against the purchase of products from Origin 1 manufacturing plant over the term of the Nestlé Offtake Agreement. The prepayment is secured by a promissory note (the “Nestlé Promissory Note”) to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 manufacturing plant is never constructed. The Nestlé Promissory Note is collateralized substantially by the Origin 1 manufacturing plant and other assets of Origin Material Canada Pioneer Limited, one of our wholly-owned subsidiaries. If repaid in cash, the Nestlé Promissory Note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.44% at March 31, 2021) and matures five years from the commercial operation date of the Origin 1 manufacturing plant. At December 31, 2021 and 2020, the total note principal outstanding was $5.1 million and $5.1 million plus accrued interest of $0.1 million and $0.1 million, respectively.
Danone Promissory Note
In November 2016, Legacy Origin received a $5.0 million prepayment from Danone Asia Pte Ltd. (together with its affiliates, “Danone”) for product from the Origin 1 manufacturing plant. The prepayment was secured by a promissory note (the “Danone Promissory Note”). In May 2019, Legacy Origin and Danone amended and restated the Danone Promissory Note. The amendment added accrued interest of $189,169 to the principal balance of the prepayment. The Danone Promissory Note bears interest at 3.50% per annum and is to be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively. At December 31, 2021 and 2020, the total debt outstanding was $5.2 million. At December 31, 2021 and 2020 accrued interest totaled $0.5 million and $0.3 million, respectively, and is included in other liabilities, long-term, on the consolidated balance sheets.
Indemnification Agreements
Our Certificate of Incorporation contains provisions limiting the liability of executive officers and directors, and the Bylaws provide that we will indemnify each of our executive officers and directors to the fullest extent permitted under Delaware law. The Certificate of Incorporation and the Bylaws also provide the board of directors with discretion to indemnify certain key employees when determined appropriate by our board.
We have entered into indemnification agreements with each of our directors and officers and certain other key employees. The indemnification agreements provide that we will indemnify each of our directors, executive officers, and other key employees against any and all expenses incurred by such director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, the Certificate of Incorporation and the Bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.

Policies and Procedures for Related Party Transactions
Our audit committee has the primary responsibility for reviewing and approving transactions with related persons. Our audit committee charter provides that our audit committee shall review and approve in advance any related person transactions. Our board of directors has adopted a formal written policy providing that officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with us without the prior consent of the audit committee, or other independent members of our board of directors in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the audit committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.
All of the transactions described in this section prior to the consummation of the Business Combination were entered into prior to the adoption of this policy.

Director Independence
See “Director, Executive Officers and Corporate Governance—Director Independence” above for a discussion regarding the independence of the members of our board of directors.
Item 14. Principal Accounting Fees and Services
The following table presents fees for professional audit services and other services rendered to us by Grant Thornton LLP for our fiscal year ended December 31, 2021.

Audit Fees(1)	$1,026,550
Total Fees	$1,026,550
______________
(1) "Audit Fees" consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes fees for services incurred in connection with the Business combination.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Exhibits.
The exhibits listed below are filed as part of this registration statement

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 16, 2021.	S-4/A	333-254012	2.1	May 25, 2021
2.2	Letter Agreement, dated as of March 5, 2021.	S-4/A	333-254012	2.2	May 25, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021

4.1	Specimen Common Stock Certificate of the Company.	S-4/A	333-254012	4.4	May 25, 2021
4.2	Specimen Warrant Certificate of the Company.	S-1/A	333-239421	4.3	July 2, 2020
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated July 13, 2020.	8-K	001-39378	4.1	July 16, 2020
4.4	Certificate of Corporate Domestication of Artius.	S-4/A	333-254012	4.6	May 25, 2021
4.5*	Description of Securities.
10.1#	Form of Performance Stock Unit Agreement	10-Q	001-39378	10.1	November 12, 2021
10.2#	Form of Restricted Stock Unit Agreement	10-Q	001-39378	10.2	November 12, 2021
10.3#	Form of Director Stock Unit Agreement	10-Q	001-39378	10.3	November 12, 2021
10.4	Form of Subscription Agreement.	8-K	001-39378	10.1	February 17, 2021
10.5	Form of Backstop Agreement.	8-K	001-39378	10.1	June 15, 2021
10.6	Form of Additional Subscription Agreement.	8-K	001-39378	10.1	June 29, 2021
10.7	Form of Lock-Up Agreement.	S-4/A	333-254012	10.26	February 17, 2021
10.8	Investor Rights Agreement, by and between the Company and certain stockholders, dated June 25, 2021.	8-K	001-39378	10.5	June 25, 2021
10.9#	Form of Indemnification Agreement.	8-K	001-39378	10.6	June 25, 2021
10.10#	Non-Employee Director Compensation Policy.	8-K	001-39378	10.7	June 25, 2021
10.11#	Micromidas, Inc. 2010 Stock Incentive Plan, as amended.	S-4/A	333-254012	10.1	May 25, 2021
10.12#	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Stock Incentive Plan.	S-4/A	333-254012	10.2	May 25, 2021
10.13#	Micromidas, Inc. 2020 Equity Incentive Plan.	S-4/A	333-254012	10.3	May 25, 2021
10.14#	Forms of Stock Option Grant Notice, Option Agreement and Exercise Notice under the 2020 Equity Incentive Plan.	S-4/A	333-254012	10.4	May 25, 2021
10.15#	Origin Materials 2021 Equity Incentive Plan.	8-K	001-39378	10.12	June 25, 2021
10.16#	Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	8-K	001-39378	10.13	June 25, 2021
10.17#	Origin Materials 2021 Employee Stock Purchase Plan.	8-K	001-39378	10.14	June 25, 2021
10.18#	Offer Letter, dated October 28, 2020, by and between Micromidas, Inc. and Rich Riley.	S-4/A	333-254012	10.7	May 25, 2021
10.19#	Offer Letter, dated January 9, 2018, by and between Micromidas, Inc. and Joshua Lee.	S-4/A	333-254012	10.8	May 25, 2021
10.20#	Offer Letter, dated August 11, 2020, by and between Micromidas, Inc. and Nate Whaley.	S-4/A	333-254012	10.9	May 25, 2021
10.21	Standard Industrial/Commercial Multi-Tenant Lease for 930 Riverside Parkway, Suites 10-30, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.10	May 25, 2021

10.22	Standard Industrial/Commercial Multi-Tenant Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated February 28, 2013.	S-4/A	333-254012	10.11	May 25, 2021
10.23	Second Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 11, 2015.	S-4/A	333-254012	10.12	May 25, 2021
10.24	Third Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.13	May 25, 2021
10.25	Form of Sponsor Letter Agreement.	S-4/A	333-254012	10.16	May 25, 2021
10.26	Form of Company Stockholder Support.	S-4/A	333-254012	10.17	May 25, 2021
10.27	Promissory Note issued to Artius Acquisition Partners LLC, dated February 4, 2020.	S-1	333-239421	10.1	June 25, 2020
10.28	Letter Agreement among the Registrant and its directors, director nominees and officers and the Company.	8-K	001-39378	10.5	July 16, 2020
10.29	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	8-K	001-39378	10.1	July 16, 2020
10.30	Registration Rights Agreement among the Company and certain security holders.	8-K	001-39378	10.2	July 16, 2020
10.31	Securities Subscription Agreement between the Company and Artius Acquisition Partners LLC, dated February 4, 2020.	S-1	333-239421	10.5	June 25, 2020
10.32	Private Placement Warrants Purchase Agreement between the Company and Artius Acquisition Partners LLC.	8-K	001-39378	10.3	July 16, 2020
10.33	Administrative Services Agreement between the Company and Artius Management LLC.	8-K	001-39378	10.4	July 16, 2020
10.34+	Note Purchase Agreement, by and among Micromidas, Inc. and certain persons and entities named on the Schedule of Purchasers attached therein, dated November 8, 2019.	S-4/A	333-254012	10.28	May 25, 2021
10.35	First Amendment to Note Purchase Agreement, by and between Micromidas, Inc. and certain noteholders, dated February 3, 2020.	S-4/A	333-254012	10.29	May 25, 2021
10.36	Form of Senior Secured Convertible Promissory Note, by and between Micromidas, Inc. and certain noteholders thereof.	S-4/A	333-254012	10.30	May 25, 2021
10.37	First Amendment to Senior Secured Convertible Promissory Note, by and between Micromidas, Inc. and certain noteholders, dated May 21, 2020.	S-4/A	333-254012	10.31	May 25, 2021
10.38	Second Amendment to Senior Secured Convertible Promissory Note, by and between Micromidas, Inc. and certain noteholders, dated January 21, 2021.	S-4/A	333-254012	10.32	May 25, 2021
10.39	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.33	May 25, 2021

10.40	First Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated November 8, 2019.	S-4/A	333-254012	10.34	May 25, 2021
10.41	Second Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 21, 2020.	S-4/A	333-254012	10.35	May 25, 2021
10.42	Third Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated January 22, 2021.	S-4/A	333-254012	10.36	May 25, 2021
10.43	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated May 23, 2019.	S-4/A	333-254012	10.37	May 25, 2021
10.44	First Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated November 8, 2019.	S-4/A	333-254012	10.38	May 25, 2021
10.45	Second Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated May 21, 2020.	S-4/A	333-254012	10.39	May 25, 2021
10.46	Third Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated January 27, 2021.	S-4/A	333-254012	10.40	May 25, 2021
10.47	Form of Convertible Promissory Note Series 2021A, by and between Micromidas, Inc. and certain noteholders thereof.	S-4/A	333-254012	10.41	May 25, 2021
10.48+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated August 3, 2018.	S-4/A	333-254012	10.42	May 25, 2021
10.49^	Amendment No. 1 to Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated October 24, 2019.	S-4/A	333-254012	10.43	May 25, 2021
10.50+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.44	May 25, 2021
10.51+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Nestle Waters Management & Technology, dated May 23, 2019.	S-4/A	333-254012	10.45	May 25, 2021
10.52+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Packaging Equity Holdings, LLC, dated December 13, 2020.	S-4/A	333-254012	10.46	May 25, 2021

16.1	Letter from Marcum LLP.	8-K	001-39378	16.1	July 1, 2021
21.1	List of Subsidiaries.	8-K	001-39378	21.1	July 1, 2021
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*Filed herewith.
^     Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission.
+ Schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#     Indicates a management or compensatory plan
+     Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b) Financial Statement Schedules.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGIN MATERIALS, INC.

Date:	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer
(Co-Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Bissell, Rich Riley and Nate Whaley, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bissell	Co-Chief Executive Officer and Director
John Bissell	(Co-Principal Executive Officer)

/s/ Rich Riley	Co-Chief Executive Officer and Director
Rich Riley	(Co-Principal Executive Officer)

/s/ Nate Whaley	Chief Financial Officer
Nate Whaley	(Principal Financial and Accounting Officer)

/s/ Karen Richardson	Chairperson of the Board
Karen Richardson

/s/ Benno O. Dorer	Director
Benno O. Dorer

/s/ Charles Drucker	Director
Charles Drucker

/s/ Kathleen B. Fish	Director
Kathleen B. Fish

/s/ William Harvey	Director
William Harvey

/s/ Boon Sim	Director
Boon Sim

/s/ Pia Heidenmark Cook	Director
Pia Heidenmark Cook