Form 10-Q
period 2022-03-31
Origin Materials, Inc.
filed 2022-05-09
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 141,433,182, as of May 6, 2022.

ORIGIN MATERIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Origin Materials, Inc. (the "Company") makes forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.
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
•the Company’s ability to raise capital, secure additional project financing and secure government incentives;
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

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$57,941	$46,637
Restricted cash	490	490
Marketable securities	369,289	397,458
Other receivables	2,792	2,612
Derivative asset	213	202
Prepaid expenses and other current assets	2,559	3,774
Total current assets	433,284	451,173
Property, plant, and equipment, net	69,329	57,185
Operating lease right-of-use asset	2,710	1,782
Intangible assets, net	206	215
Other long-term assets	95	62
Total assets	$505,624	$510,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,088	$2,451
Accrued expenses	2,468	973
Operating lease liability, current	412	280
Other liabilities, current	90	380
Derivative liability	947	103
Total current liabilities	7,005	4,187

Earnout liability	112,531	127,757
Canadian Government Research and Development Program Liability	6,852	6,762
Assumed common stock warrants liability	54,634	52,860
Stockholder note	5,189	5,189
Related party other liabilities, long-term	5,776	5,720
Operating lease liability	2,342	1,486
Other liabilities, long-term	2,900	2,946
Total liabilities	197,229	206,907

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 141,418,989 and 141,301,569, issued and outstanding as of March 31, 2022 and December 31, 2021, respectively (including 4,500,000 Sponsor Vesting Shares)	16	16
Additional paid-in capital	362,770	361,542
Accumulated deficit	(49,451)	(56,797)
Accumulated other comprehensive loss	(4,941)	(1,251)
Total stockholders’ equity	308,394	303,510
Total liabilities and stockholders’ equity	$505,624	$510,417
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Operating Expenses
Research and development	$2,337	$1,309
General and administrative	5,071	3,948
Depreciation and amortization	148	115
Total operating expenses and loss from operations	7,556	5,372

Other (income) expenses
Interest income	(1,833)	—
Interest expense, net of capitalized interest	—	280
Change in fair value of derivatives	834	391
Change in fair value of warrants liability	1,774	48,109
Change in fair value of earnout liability	(15,227)	—
Other income, net	(450)	(581)
Total other (income) expenses, net	(14,902)	48,199
Net income (loss)	7,346	(53,571)

Other comprehensive income (loss)

Unrealized (loss) on marketable securities	(4,575)	—
Foreign currency translation adjustment, net of tax	885	466
Total comprehensive income (loss)	3,656	(53,105)
Net income (loss) per share, basic	$0.05	$(0.86)
Net income (loss) per share, diluted	$0.05	$(0.86)
Weighted-average common shares outstanding, basic	136,825,016	62,652,947
Weighted-average common shares outstanding, diluted	141,732,403	62,652,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands, Except Share Amounts)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
Three Months Ended March 31, 2021	Shares	Amount
Balance at December 31, 2020	62,545,275	$6	$98,620	$(98,887)	$384	$123
Common stock issued upon exercise of stock options	55,762	—	55	—	—	55
Stock-based compensation	—	—	627	—	—	627
Net loss	—	—	—	(53,571)	—	(53,571)
Other comprehensive income	—	—	—	—	466	466
BALANCE at March 31, 2021	62,601,037	$6	$99,302	$(152,458)	$850	$(52,300)

					Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
Three Months Ended March 31, 2022	Shares	Amount
Balance at December 31, 2021	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
Common stock issued upon exercise of stock options	117,420	—	34	—	—	34
Stock-based compensation	—	—	1,194	—	—	1,194
Net income	—	—	—	7,346	—	7,346
Other comprehensive loss	—	—	—	—	(3,690)	(3,690)
BALANCE at March 31, 2022	141,418,989	$16	$362,770	$(49,451)	$(4,941)	$308,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$7,346	$(53,571)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	148	115
Amortization on right-of-use asset	121	72
Stock-based compensation	918	627
Amortization of debt issuance costs	—	5
Accretion of debt discount	—	14
Change in fair value of derivatives	834	391
Change in fair value of common stock warrants liability	1,774	—
Change in fair value of preferred stock warrants liability	—	48,109
Change in fair value of earnout liability	(15,227)	—
Change in fair value of incremental acquisition fee accrual	(45)	—
Payments on operating lease liabilities	(62)	(72)
Changes in operating assets and liabilities:
Other receivables	(179)	20
Prepaid expenses and other current assets	1,215	(2)
Other long-term assets	(32)	—
Accounts payable	637	31
Accrued expenses	1,495	901
Other liabilities, current	(290)	—
Related party payable	57	—
Net cash used in operating activities	(1,290)	(3,360)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(10,380)	(741)
Capitalized interest on plant construction	(20)	(52)
Purchases of marketable securities	(1,255,027)	—
Sales of marketable securities	1,240,788	—
Maturities of marketable securities	37,732	—
Net cash provided by (used in) investing activities	13,093	(793)
Cash flows from financing activities
Proceeds from stockholders' notes payable, net of debt issuance costs	—	11,687
Proceeds from Canadian Government Research and Development Program	—	74
Issuance of common stock	34	55
Net cash provided by financing activities	34	11,816
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(533)	(100)
Net increase (decrease) in cash and cash equivalents, and restricted cash	11,304	7,563
Cash and cash equivalents, and restricted cash, beginning of the period	47,127	1,874
Cash and cash equivalents, and restricted cash, end of the period	$58,431	$9,437
	Three Months Ended March 31,
(in thousands)	2022	2021
Non-cash investing and financing activities
Operating lease right-of-use asset obtained in exchange for lease obligations	$1,045	$1,827
Stock-based compensation capitalized into property, plant, and equipment	$276	$—
Debt discount related to derivative liability	$—	$2,196

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
The Company is currently developing and constructing its first manufacturing plant in Ontario, Canada ("Origin 1"), which is expected to become operational in 2022. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant ("Origin 2"), with which is expected to become operational in 2025.
On June 25, 2021 (the “Closing Date”), Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, consummated the Merger Agreement and other Related Agreements (the “Merger Agreement”) dated February 16, 2021, by and among Artius, Zero Carbon Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Artius (“Merger Sub”), and Micromidas, Inc. a Delaware corporation (now known as Origin Materials Operating Inc., ("Legacy Origin")).
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
2.Risks and Liquidity
Prior to the Business Combination, the Company primarily financed its operations through the sale of convertible preferred stock, common stock, borrowings under convertible promissory notes and borrowings under loan agreements. The Company now believes that the Business Combination has provided substantial liquidity and that its $427.7 million of cash and cash equivalents, restricted cash, and marketable securities will enable it to fund its planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.
Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course. We continue to monitor the rapidly evolving conditions and circumstances, as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit manufacturing and support operations and place restrictions on our workforce and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events.

In February 2022, Russia began a military intervention in Ukraine. In response, global sanctions were imposed against Russia. These sanctions and the global ramifications could impact the costs and timing of construction of the Origin 1 and Origin 2 plants.
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
•the Company assumed the “doing business as” name of Legacy Origin; and
•The intended strategy and operations of the Company continue Legacy Origin’s current strategy and operations as a carbon negative materials company with a mission to enable the world’s transition to sustainable materials.
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss), and the interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited annual financial statements and notes thereto for the year ended December 31, 2021 included the Company’s Form 10-K as filed with the SEC on March 1, 2022.
Principles of Consolidation
The unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries, Origin Materials Canada Holding Limited, Origin Materials Canada Polyesters Limited, Origin Material Canada Pioneer Limited, Origin Materials Canada Research Limited, Origin Materials Operating, Inc, Origin US Megasite Holding, LLC, Origin US Megasite I, LLC, Origin US Megasite Development, LLC, and Origin US Megasite Operating, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and marketable securities. The Company maintains its cash, cash equivalents, and marketable securities accounts with a financial institution where, at times, deposits exceed federal insurance limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits.
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
The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At March 31, 2022 and December 31, 2021, the escrow account had a balance of $0.3 million.
The Company has a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At March 31, 2022 and December 31, 2021, the standby letter of credit was $0.2 million.

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$57,941	$46,637
Restricted cash	$490	$490
Total cash, cash equivalents, and restricted cash	$58,431	$47,127
Marketable Securities
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense), net on the consolidated statements of operations and comprehensive loss, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in the consolidated statement of stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income within other income (expense).
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
Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other (income) expense. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of March 31, 2022 and December 31, 2021 was $29.2 million and $63.7 million, respectively.

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
AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $2.7 million (in Canadian dollars) through March 2022. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expense based on the nature of the cost the grant is reimbursing. During the three months ended March 31, 2022 and 2021 the Company received $0.0 million in grants, recorded in other income.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the three month period ended March 31, 2022 and 2021, no impairment was identified.
Government Loans
Government loans are classified as a noncurrent liability and recorded at amortized cost. Forgiveness of the balances due is recorded through earnings and occurs when there is confirmation from the governmental authority that the Company has complied with the conditions for forgiveness attached to the loan.
Debt Issuance Costs
The costs incurred in connection with the issuance of debt obligations, principally financing and legal costs, are capitalized. These costs are accreted over the term of the debt using the interest method. During the three months ended March 31, 2022 and 2021, accretion expense for debt issuance cost were immaterial.
Redeemable Convertible Preferred Stock Warrants Liability
Free-standing warrants issued by Legacy Origin for the purchase of shares of its convertible preferred stock were classified as liabilities on the accompanying balance sheets at fair value using an Option-Pricing Model. Prior to the Business Combination, the liability recorded was adjusted for changes in the fair value at each reporting date and recorded as interest expense in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of the Business Combination, the Legacy Origin warrants each converted into a warrant to purchase shares of the Company’s Common Stock converted at the Exchange Ratio. The fair value of the warrants upon consummation of the Business Combination (see Note 4), is adjusted based on the price of the underlying Common Stock, was reclassified to additional paid-in capital.
Assumed Common Stock Warrants Liability
The Company assumed 24,150,000 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of March 31, 2022, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Leases
The Company has operating leases for office space and equipment, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company accounts for its leases under ASC 842, Leases. The Company recognizes a right-of-use asset and lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months ended March 31, 2022, noting the Company has reflected the reverse recapitalization pursuant to the Business Combination as of and for the three months ended March 31, 2021, within the unaudited condensed financial statements.
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
As of March 31, 2022 and December 31, 2021, the Company had $73.8 million and $60.6 million, respectively, of assets located outside of the United States.
4.Business Combination
On June 25, 2021, Artius and Micromidas, Inc. (now known as Origin Materials Operating Inc., "Legacy Origin") completed the Business Combination pursuant to the Merger Agreement with Legacy Origin surviving the merger as a wholly owned subsidiary of Artius, which became Origin Materials, Inc. Cash proceeds from the Business Combination totaled approximately $467.5 million, which included funds held in Artius’s trust account and the completion of the concurrent PIPE and Backstop Financing.
In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, (i) all shares of Legacy Origin’s Series A, Series B, and Series C Preferred Stock, and Common Stock (collectively, “Legacy Origin Stock”) issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive their pro rata portion of shares of Company Common Stock (the “Common Stock”) issued as Merger consideration; (ii) holders of Legacy Origin’s Convertible Notes Payable, plus accrued interest also received shares of Company Common Stock; (iii) each option exercisable for Legacy Origin Stock that was outstanding immediately prior to effective time of the Merger was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement. Additionally, as part of the consideration transferred, stockholders of Legacy Origin and Artius were given the right to additional shares in the Company. These shares vest to the holder upon the share price of the Company reaching certain targets over a future period (“Earnout Shares”, see Note 13).
The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Legacy Origin issuing stock for the net assets of Artius, accompanied by a recapitalization, with Artius treated as the acquired company for accounting purposes. The determination of Artius as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Legacy Origin will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy Origin’s senior management will comprise all of the senior management of the combined company. The net assets of Artius were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Legacy Origin. The shares and corresponding capital amounts and loss per share related to Legacy Origin’s outstanding convertible preferred stock and Common Stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Legacy Origin share for approximately 2.11 shares of the Company, the "Exchange Ratio").

5.Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted the new standard as of January 1, 2022. The adoption of the standard had no material impact.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company adopted the new standard as of January 1, 2022. The adoption of the standard had no material impact on the Company’s financial results.
In November 2021, the FASB issued ASU 2021-10, Government Assistance ("Topic 832"), Disclosures by Business Entities about Government Assistance. The FASB issued this update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The main provisions of this update require the following disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy:
(i) Information about the nature of the transactions and the related accounting policy used to account for the transactions
(ii) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item
(iii.) Significant terms and conditions of the transactions, including commitments and contingencies.
The amendments in this update are effective for the Company in the annual period beginning after December 15, 2021. Early application of the amendments is permitted. The Company has elected to adopt on January 1, 2022. The adoption of the standard had no impact on the Company’s financial results. See Note 3 and Note 14 for required disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations ("Topic 805"), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. Specifically, the update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for the Company in the fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging ("Topic 815") ("ASU 2022-01"). This update clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on the Company's consolidated financial statements.

6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$58,431	$—	$—	$58,431
Marketable securities	—	369,289	—	369,289
Derivative asset	—	213	—	213
Total fair value	$58,431	$369,502	$—	$427,933
Liabilities:
Assumed common stock warrants (Public)	$37,191	$—	$—	$37,191
Assumed common stock warrants (Private Placement)	—	17,443	—	17,443
Earnout liability	—	—	112,531	112,531
Derivative liability	—	947	—	947
Total fair value	$37,191	$18,390	$112,531	$168,112

	Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$47,127	$—	$—	$47,127
Marketable securities	—	397,458	—	397,458
Derivative asset	—	202	—	202
Total fair value	$47,127	$397,660	$—	$444,787
Liabilities:
Assumed common stock warrants (Public)	$35,983	$—	$—	$35,983
Assumed common stock warrants (Private Placement)	—	16,877	—	16,877
Earnout liability	—	—	127,757	127,757
Derivative liability	—	103	—	103
	$35,983	$16,980	$127,757	$180,720
The following table sets forth a summary of the activities of the Company’s redeemable convertible preferred stock warrant liability and embedded components of the stockholder convertible notes payable, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

Redeemable Convertible Preferred Stock Warrants	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning warrants liability balance	$—	$19,233
Change in fair value of warrants liability	—	48,109
Ending warrant liability balance	$—	$67,342

Embedded Derivative - Stockholder Convertible Notes Payable	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning derivative liability balance	$—	$1,239
Change in fair value of derivative liability	—	391
Additional derivative liability	—	2,197
Ending derivative liability balance	$—	$3,827

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
As of March 31, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.
Marketable Securities
The following table summarizes, by major security type, the Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of March 31, 2022 and December 31, 2021. The fair value as of March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022
(in thousands)
Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$258,390	$359	$(4,363)	$254,386
Asset-backed securities	91,916	—	(1,700)	90,216
U.S. government and agency securities	20,011	—	(556)	19,455
Foreign government and agency securities	3,262	4	(33)	3,233
Municipal/provincial bonds and other	2,000	—	(1)	1,999
Total marketable securities	$375,579	$363	$(6,653)	$369,289

	As of December 31, 2021
(in thousands)
Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$274,939	$100	$(1,725)	$273,314
Asset-backed securities	96,713	190	(199)	96,704
U.S. government and agency securities	20,235	—	(64)	20,171
Foreign government and agency securities	3,262	—	(19)	3,243
Municipal/provincial bonds and other	4,000	5	—	4,005
Total	$399,149	$295	$(2,007)	$397,437
Pending purchases and sales	21	—	—	21
Total marketable securities	$399,170	$295	$(2,007)	$397,458
Any realized gains and losses and interest income are included in other income on the consolidated statements of operations and comprehensive income (loss).
During the three months ended March 31, 2022, we sold marketable securities for proceeds of $1,240.8 million and realized a loss of $(0.5) million as a result of those sales. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $351.2 million and $346.3 million as of March 31, 2022 and December 31, 2021, respectively, none of which have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of March 31, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$101,879	$120,990	$31,516	$254,385
Asset-backed securities	—	4,948	85,268	90,216
U.S. government and agency securities	—	7,814	11,642	19,456
Foreign government and agency securities	2,856	—	377	3,233
Municipal/provincial bonds and other	—	1,999	—	1,999
Total marketable securities	$104,735	$135,751	$128,803	$369,289

	As of December 31, 2021
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$92,559	$134,199	$46,556	$273,314
Asset-backed securities	—	2,000	94,704	96,704
U.S. government and agency securities	—	7,995	12,176	20,171
Foreign government and agency securities	2,877	—	366	3,243
Municipal/provincial bonds and other	2,002	2,003	—	4,005
Total	$97,438	$146,197	$153,802	$397,437
Pending purchases and sales	—	—	—	21
Total marketable securities	$97,438	$146,197	$153,802	$397,458
Redeemable Convertible Preferred Stock Warrant Liability
At March 31, 2021, the fair value of the preferred stock warrants was determined using the probability-weighted expected return method which estimates the fair value of the warrants through an analysis of future values for the Company, assuming various future outcomes. At March 31, 2021, due to the increasing likelihood of the merger, the Black-Scholes option pricing model was not necessary.
Derivative Asset and Liability
Beginning in the year ended December 31, 2021, the Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense). During the three months ended March 31, 2022 and 2021, the Company recognized a net loss of $0.8 million and $0.0 million, respectively, on the fair value adjustment of the foreign currency derivative contracts.

7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Land	$1,462	$912
Pilot plant	5,599	5,517
Lab equipment	2,447	2,227
Machinery and equipment	663	655
Computer and other equipment	417	388
Construction in process	66,429	55,026
	77,017	64,725
Less accumulated depreciation and amortization	(7,688)	(7,540)
Total property, plant, and equipment, net	$69,329	$57,185
For the three months ended March 31, 2022 and 2021, depreciation expense totaled $0.1 million.
At March 31, 2022 and December 31, 2021, the Company capitalized $1.0 million and $0.9 million, respectively, of interest cost into Origin 1. At March 31, 2022, the Company capitalized $0.3 million of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended use. At March 31, 2022 and December 31, 2021 a cumulative translation adjustment of $1.6 million and $(0.1) million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.
8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Patents	$437	$432
Less accumulated amortization	(231)	(217)
	$206	$215
The weighted average useful life of the intangible assets was 5.2 years. For the three months ended March 31, 2022 and 2021, amortization expense was $0.0 million.
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
In 2020, an additional counterparty, that is an unrelated party, was added to the consortium agreement. During three months ended March 31, 2022 and 2021, the Company received $0.0 million and $0.5 million, respectively under the consortium agreement which was recorded as other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
10.PPP Loan
In April 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $0.9 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan has been made through First Republic Bank (the “Lender”).

The PPP Loan had a two-year term and bore interest at a rate of 1.00% per annum, accruing upon funding. Unless the PPP Loan is forgiven, the Company was required to make monthly payments of principal and interest to the Lender. The Company did not seek forgiveness of the PPP loan.
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

In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of March 31, 2022, the Legacy Origin Series C Investor had not invested any funds in the consortium.
Offtake Agreements
The Company maintains four separate offtake supply agreements with Legacy Origin stockholders or affiliates of Legacy Origin stockholders (the “Offtake Agreements”). Pursuant to the Offtake Agreements, the Company will construct manufacturing plants with specific capacity and product quality requirements within certain timeframes for the manufacture of product for sale to the counterparties to the agreements, and the counterparties will make minimum annual purchases at a set price, subject to adjustments, all as defined in the agreements.
The Offtake Agreements allow the customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under two of these agreements, if Origin 1 has not commenced commercial operation by December 31, 2021 or Origin has not delivered specified product volume from Origin 1 by September 30, 2022, then the customer may terminate the agreement and any outstanding secured promissory notes resulting from advance payments made to Origin will become due immediately (see Note 12). These outstanding obligations, together with accrued interest, totaled an aggregate of $11.0 million and $10.9 million as of March 31, 2022 and December 31, 2021 respectively (see Note 12). These agreements also require the Company to pay liquidated damages up to an aggregate of $0.9 million if Origin 1 has not commenced commercial operation by December 31, 2021 or the Company has not delivered specified product volume from Origin 1 by September 30, 2021. In November 2021, one counterparty agreed to waive compliance with the milestones and their right to liquidated damages until June 30, 2022 and in December 2021 the other counterparty agreed to waive compliance with the milestones and their right to liquidated damages through March 31, 2022. If the liquidated damage deferral is not further extended by this counterparty, the liquidated damages would begin to accrue on April 1, 2022 in accordance with the agreement. A third offtake agreement can be terminated by the counterparty if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022.
The Company believes enforcement of the liquidated damages provisions is not probable and expects to secure amendments to these offtake agreements pursuant to its ongoing discussions with these customers. However, the Company cannot guarantee that it will be successful in amending these offtake agreements.
One of the Offtake Agreements provides the counterparty the option, exercisable within 1 year of the first delivery of product from Origin 1, to enter into a contract to purchase a range of quantities of product from Origin 2 for a maximum term of 10 years. If the option is exercised and the Company directly or indirectly constructs Origin 2, the Company must either enter into an agreement with the counterparty within 90 days or pay a fee. There are no impacts to these unaudited condensed consolidated financial statements from this stipulation.

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
In January 2021, the Company amended the Bridge Notes to extend the maturity date from March 31, 2021 to September 30, 2021. The amendment also added a SPAC transaction to the conversion provision such that the Bridge Notes convert if the Company issues at least $50 million of shares of a new series of preferred stock or closes a SPAC transaction (each a “Qualified Financing”) prior to maturity. In a Qualified Financing that is a preferred stock issuance, the notes convert at 70% of the cash price paid per share for the preferred shares. In a Qualified Financing that is a SPAC transaction, the notes convert at the lesser of (i) 70% of the per share value attributed to the shares of the Company’s common stock as set forth in the Merger Agreement or (ii) the per share value that would be attributed to the Company’s common stock assuming a pre-transaction valuation of the Company in connection with the SPAC transaction of $700 million. These notes fully converted into the Company common stock upon consummation of the Business Combination (see Note 4).
In February 2021 the Company issued $10.0 million of new, unsecured convertible notes (the “Convertible Notes”). The Convertible Notes bore an annual interest rate of 8% and matured on September 30, 2021, unless converted. If the Company issues at least $50 million worth of shares of a new series of preferred stock prior to maturity or closes a SPAC transaction (each a “Qualified Financing”), the outstanding principal and unpaid accrued interest will convert at 80% of the per share price of the new series of preferred stock or, in the case of a SPAC transaction, at 80% of the per share value attributed to the shares of the Company’s common stock as set forth in the Merger Agreement. Upon a Change of Control (other than a Qualified Financing), as defined in the Convertible Notes, the Company will repay purchasers in cash an amount equal to the outstanding principal and accrued interest plus a repayment premium equal to 100% of the outstanding principal amount of the notes. Debt issuance costs are recorded against the outstanding payable balance. These notes fully converted into the Company common stock upon consummation of the Business Combination (see Note 4).
Legacy Stockholder Note
In November 2016, the Company received a $5 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement (see Note 11). The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, the Company and legacy stockholder amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The Promissory Note would bear interest at 3.50% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively. At March 31, 2022 and December 31, 2021, the total debt outstanding was $5.2 million.
Legacy Related Party Other Liabilities, Long-term
In November 2016, the Company received a $5 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement (see Note 11). The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer

Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.38% at March 31, 2022) and matures five years from the commercial operation date of Origin 1. At March 31, 2022 and December 31, 2021 the total note principal outstanding was $5.1 million and accrued interest outstanding was $0.1 million.
12.Other Liabilities, Long-term
In September 2019, the Company entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At March 31, 2022 and December 31, 2021, the total amount outstanding on this agreement was $2.5 million.
13.Earnout Liability
As additional consideration for the Merger, within ten (10) Business Days after the occurrence of a Triggering Event, the Company shall issue or cause to be issued to each Legacy Origin and Artius stockholder the number of shares of the Company Class A Common Stock equal to the product of (i) the number of shares of Company Common Stock, Company Series A Preferred Stock, Company Series B Preferred Stock, Company Series C Preferred Stock, and the net number of shares of Company Capital Stock that would be issuable in respect of Vested Company Options in the event such options were exercised (on a net exercise basis with respect to only the applicable exercise price, immediately prior to the Closing and settled in the applicable number of shares of Company Common Stock, rounded down to the nearest whole share) held by such Legacy Origin stockholder as of immediately prior to the Effective Time; and (ii) the Earnout Exchange Ratio (such issued shares of Artius Class A Common Stock, collectively, the “Earnout Shares”). Notwithstanding anything to the contrary herein, in no event shall Artius be required to issue more than 25,000,000 Earnout Shares in the aggregate. A Triggering Event is defined as the following:
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
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 63%, and interest rate of 0.87%. At March 31, 2022 and December 31, 2021 the balance of the earnout liability was $112.5 million and $127.8 million, respectively. A gain of $15.2 million was recorded in the three months ended March 31, 2022 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the change in the fair market value of the liability.
14.Canadian Government Research and Development Program Liability
In April 2019, the Company entered into a contribution agreement related to the research and development and construction associated with the operation of Origin 1 in which the Company will participate in a Canadian government research and development program (the “R&D Agreement”). Pursuant to the R&D Agreement, the Company will receive funding for eligible expenditures through March 31, 2023 up to the lesser of approximately 18.48% of eligible costs and $23 million (in Canadian dollars).
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than the fifth year following the earlier of (i) the year in which the Company completes construction of Origin 1 or (ii) March 2023. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company recorded a liability of $6.9 million and $6.8 million at March 31, 2022 and December 31, 2021, respectively, on the Condensed Consolidated Balance Sheets in Canadian government research and development program liability.
15.Assumed Common Stock Warrants
As of March 31, 2022 there are 35,476,627 warrants outstanding.
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

The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured on the March 31, 2022 and December 31, 2021 Condensed Consolidated Balance Sheets at $54.6 million and $52.9 million, respectively, with a loss of $1.8 million recorded in the three months ended March 31, 2022 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of March 31, 2022, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2022, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 141,418,989 and 141,418,989 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of March 31, 2022 and December 31, 2021, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan ("ESPP"). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our board of directors, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our board of directors. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the ESPP was automatically increased by 1,875,780. As a result, as of March 31, 2022, the number of shares available for issuance under the ESPP was 3,722,490. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
To date no stock has been offered or issued to employee's under the ESPP.
Equity Incentive Plans
The Company maintains the following equity incentive plans: the 2010 Stock Incentive Plan, the 2020 Equity Incentive Plan, and the 2021 Equity Incentive Plans, each as amended (together, the “Stock Plans”). Upon closing of the Business Combination, awards under the 2010 Stock Incentive Plan and 2020 Equity Incentive Plan were converted at the Exchange Ratio and the 2021 Equity Incentive Plan was adopted and approved.
Origin may grant a wide variety of equity securities under the Stock Plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards, and other awards. The Company has granted incentive stock options, RSU awards, and performance awards under the Stock Plans. Under the Stock Plans, options must be issued at exercise prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plan generally vest 25% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years). RSU awards granted to employees under the 2021 Equity Incentive Plan require a service period of three years and generally vest 33.3% annually over the three-year service period. Under the Stock Plans, the fair value of RSU awards and performance-based stock awards are determined to be the grant date closing stock price. For awards with performance-based conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The performance-based stock awards are subject to vesting based on a performance-based condition and a service-based condition. The performance-based stock awards will vest in a percentage of the target number of shares between 0% and 300%, depending on the extent the performance conditions are achieved. At March 31, 2022, the Company determined the performance conditions are not probable of being met, therefore no stock compensation was accrued.
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 9,378,902 shares pursuant to the 2021 Plan’s “evergreen” provision. As a result, as of March 31, 2022, there were 27,846,011 shares of Common Stock reserved under the Stock Plans.
The following tables summarize the activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2021	7,892,857	$0.19	7.31
Granted	—	$—
Exercised	(117,420)	0.29
Forfeited / canceled	—	—
Balance as of March 31, 2022	7,775,437	$0.19	7.16
Vested and expected to vest at March 31, 2022	7,775,437
During the quarter ended March 31, 2022, the Company did not grant any stock options. As of March 31, 2022 and December 31, 2021, there were 20,070,574 and 7,667,247 awards, respectively, available for grant under the Stock Plans. As of March 31, 2022 and December 31, 2021 there were 4,231,608 and 4,130,184 exercisable options, respectively. The aggregate intrinsic value of options vested and expected to vest at March 31, 2022 is $49.7 million. As of March 31, 2022, the Company had stock-based compensation of $7.0 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.3 years.
The Company issued 2,920,732 of performance and market-based stock options during 2020. During the quarter ended March 31, 2021, the Company modified the vesting schedule of 529,119 of these performance and market based stock options such that vesting at 1/48th per month would commence upon signing of the Business Combination. The Company entered into the Merger Agreement on February 16, 2021 resulting in the commencement of expense recognition related to these 529,119 options during the quarter ended March 31, 2021. During the three months ended March 31, 2021, stock compensation expense related to these performance and market based stock options was $2.9 million. For the remaining 2,391,613 performance and market-based stock options, expense commenced on the close date of the Merger, June 25, 2021, as that is the date when the performance condition was achieved.

RSU award and performance-based stock award activity for the three months ended March 31, 2022 was as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted-average grant date fair value
Balance at December 31, 2021	2,907,005	7.35
Granted - RSU awards	221,040	5.33
Granted - performance-based stock awards	372,000	5.33
Balance March 31, 2022	3,500,045	7.05
Expected to vest	990,545
The RSU awards, which upon vesting entitle the holder to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. As of March 31, 2022, the performance conditions for the granted performance-based stock awards were not probable of being met, therefore no performance award stock compensation has been recorded. No RSU awards or performance-based stock awards vested during three months ended March 31, 2022. No RSU awards or performance-based stock awards were outstanding at March 31, 2021. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $6.0 million as of March 31, 2022 and will be amortized on a straight-line basis over the remaining vesting periods of approximately three years for RSU awards. Total remaining compensation expense for performance-based stock awards to be recognized under the 2021 Equity Incentive Plan is $17.7 million as of March 31, 2022 and will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the three months ended March 31, 2022 and 2021, stock compensation expense of $0.7 million and $0.5 million, respectively, was recognized in general and administrative expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2022 and 2021 stock compensation expense of $0.2 million and $0.1 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
17.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three months ended March 31, 2022 and 2021 and the realization of any deferred tax assets is not more likely than not.
18.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under noncancelable lease agreements and leases various office equipment, warehouse space, and temporary fencing. The operating leases have remaining lease terms of one to nine years. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the Condensed Consolidated Balance Sheets.

19.    Commitments and Contingencies
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
In May 2018, the Company executed operating and maintenance agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million (in Canadian dollars) per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. During the three months ended March 31, 2022 and 2021, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million.
In May 2019, the Company also concurrently executed a take-or-pay steam supply agreement commencing by October 1, 2019, through December 31, 2022, whereby the Company will receive up to 25% for the first year and 50% thereafter of the steam generated, up to 140,000 MMBTUs per year. The price paid for the steam is based on a fixed amount plus the supplier’s cost of natural gas, as defined in the agreement. During the three months ended March 31, 2022 and 2021, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million.
In May 2018, the Company entered into a joint development agreement (the “JDA”) with a legacy stockholder to evaluate alternative uses for one of the Company’s products. The term of the JDA is the later of (i) 3 years from the JDA effective date and (ii) the final expected development program completion date as specified in the JDA. There were no expenses under this agreement for the three months ended March 31, 2022 or 2021.
Patent licenses
In July 2017, the Company entered into a patent license agreement for $0.1 million, which expires in December 2025 upon expiration of the last to expire of the licensed patents. Under this agreement, the Company will pay minimum royalty payments of $5,000 per year and, if the Company develops and sells certain products based on the licensed patents, up to a maximum of $25,000 per year. Certain products that Origin is currently developing and anticipates selling are expected to utilize these patents.
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended March 31, 2022 or 2021.
In November 2016, the Company entered into a patent license agreement for $0.0 million, which expires upon expiration of the patent. Under this agreement, if the Company produces products based on the patent, the Company will pay an annual royalty upon commencement of operations on Origin 1 of $0.0 million up to a cumulative $1.0 million. The pipeline of Company products and sales are not currently expected to be subject to this patent. No payments were made during the three months ended March 31, 2022 or 2021.

In August 2015, the Company entered into a patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended March 31, 2022 or 2021.
In June 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the licensed patent. Under this agreement, the Company pays a royalty of $5,000 annually and if the Company develops and sells specific products based on the patent, 0.4% of net sales. The pipeline of Company products and sales are not currently expected to be subject to this patent.
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At March 31, 2022 and December 31, 2021, there were no claims or legal proceedings.
20.    Basic and Diluted Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of the stock options, RSU awards, and convertible preferred stock warrants, as applicable pursuant to the treasury stock method, and the convertible notes, as applicable pursuant to the if-converted method. The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except for share and per share amounts)	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders—Basic	$7,346	$(53,571)

Net income (loss) attributable to common stockholders—Diluted	$7,346	$(53,571)
Denominator:
Weighted-average common shares outstanding—Basic (1)	136,825,016	62,652,947
Stock options	4,880,252	—
RSU	27,135	—
Weighted-average common shares outstanding—Diluted (1)	141,732,403	62,652,947
Net income (loss per share)—Basic	$0.05	$(0.86)
Net income (loss per share)—Diluted	$0.05	$(0.86)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares as of the three months ended March 31, 2022.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. As of March 31, 2022, options for 1,481,531 shares of common stock, performance awards for 2,634,498 shares of common stock, earnout shares for 25,000,000 shares of common stock, and Sponsor Vesting Shares for 4,500,000 shares of common stock were excluded from the table below because they are subject to market or performance conditions that were not achieved as of March 31, 2022.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	—	8,104,740
Warrants to purchase common stock	35,476,627	—
Warrants to purchase redeemable convertible preferred stock, as-converted	—	5,554,470
Redeemable convertible preferred stock which is convertible into common stock	—	42,091,575
RSU awards	763,778	—
21.    Subsequent Events
On April 15, 2022, the Company exercised an option to purchase property located in Geismar, Louisiana The exercise of the purchase option obligates the Company to close on the purchase within 60 days subject to fulfillment of certain conditions precedent.

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
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statement and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Report. Unless the context otherwise requires, references in this section to “Legacy Origin”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy Origin and its consolidated subsidiaries prior to the Business Combination and to Origin Materials, Inc. and its consolidated subsidiaries, following the Closing.
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
Research and Development Expenses
To date, our research and development expenses have consisted primarily of development of key product intermediates including CMF, HTC, levulinic acid and furfural, and the conversion of those intermediates into products familiar to and desired by our customers, such as PX and PET. Our research and development expenses also include investments associated with the expansion of the Origin 1 plant and planning and construction of the Origin 2 plant, including the material and supplies to support product development and process engineering efforts.

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
Other Income (Expense)
Our other income (expense) consists of income from governmental grant programs, interest expense for stockholder convertible notes payable, interest income on marketable securities, and income or expenses related to changes in the fair value of assumed common stock warrants liability, redeemable convertible preferred stock warrants, earnout liability, and derivative assets and liabilities. We expect to incur an incremental income (expense) for the fair value adjustments of these liabilities at the end of each reporting period.
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

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest income (iv) interest expense, net of capitalized interest, (v) change in fair value of derivative liabilities, (vi) change in fair value of warrants liability, (vii) change in fair value of earnout liability, (viii) professional fees related to completed mergers, and (ix) other income, net.

	Three months ended March 31,
(in thousands)	2022	2021
Net income (loss)	$7,346	$(53,571)
Stock based compensation	918	627
Depreciation and amortization	148	115
Interest income	(1,833)	—
Interest expense, net of capitalized interest	—	280
Change in fair value of derivative liabilities	834	391
Change in fair value of warrants liability	1,774	48,109
Change in fair value of earnout liability	(15,227)	—
Other income, net	(450)	(581)
Adjusted EBITDA	$(6,490)	$(4,630)
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Three Months Ended March 31,
(in thousands)	2022	2021	Variance $	Variance %
Operating expenses:
Research and development	$2,337	$1,309	$1,028	79%
General and administrative expenses	5,071	3,948	1,123	28%
Depreciation and amortization	148	115	33	29%
Total operating expenses and loss from operations	7,556	5,372	2,184	41%
Other expenses (income):
Interest income	(1,833)	—	(1,833)	100%
Interest expense, net of capitalized interest	—	280	(280)	(100)%
Change in fair value of derivative liabilities	834	391	443	113%
Change in fair value of warrant liability	1,774	48,109	(46,335)	(96)%
Change in fair value of earnout liability	(15,227)	—	(15,227)	(100)%
Other income, net	(450)	(581)	131	(23)%
Total other expense (income), net	(14,902)	48,199	(63,101)	(131)%
Net income (loss)	$7,346	$(53,571)	$60,917	(114)%
Research and Development Expenses
Research and development expenses increased by $1.0 million from 2021 compared to 2022. This increase is due to a $0.6 million increase related to software and services and insurance costs, and a $0.4 million increase as a result of an increase in headcount.

General and Administrative Expenses
General and administrative expenses increased by $1.1 million from 2021 compared to 2022. The increase is due to a $1.4 million increase in professional and legal services, audit, and business development expenses; $1.2 million increase in insurance; $0.5 million increase in payroll and stock-based compensation due to an increase in headcount; and $0.4 million increase in miscellaneous other expenses. The increase was partially offset by a $2.4 million decrease in financing costs for SPAC Merger that was incurred in the three months ended March 31, 2021.
Interest income
Interest income increased by $1.8 million from 2021 compared to 2022. This increase was related entirely to interest income from investments in marketable securities.
Interest expense, net of capitalized interest
Interest expense decreased by $0.3 million from 2021 compared to 2022. The decrease is due to stockholder convertible notes being reclassified to equity in June 2021.
Change in fair value of derivative liabilities, warrant liability, and earnout liability
The Company recognized an aggregate gain on the change in the fair values of the derivative liabilities, the warrant liability, and the earnout liability of $61.1 million from 2021 to 2022. The change in fair value of earnout liability variance in income of $15.2 million is the result of the Business Combination, which resulted in the Company recording an earnout liability at closing of the Business Combination, with subsequent changes in the fair value recorded in the condensed consolidated statements of operations and comprehensive income (loss). The $46.3 million variance for the change in the warrant liability is the result of the Company recording $48.1 million of expense due to the increasing likelihood of the merger resulting in a significant increase in the value of the warrants. These resulted in a combined decrease in fair value of $61.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The movement in these instruments' fair values are driven by the value of the Company's stock price. The decrease in fair value of the liabilities was offset by a $0.4 million increase in the fair value of derivative liabilities.
Other Income, net
Other expense decreased a total of $0.1 million from 2021 compared to 2022. The decrease is due to a decrease of $0.5 million in receipts under the consortium agreements (Note 9) and a decrease of $0.1 million in grant receipts, partially offset by a $0.4 million increase in realized gains from marketable securities sold.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. Origin had $427.7 million and $444.6 million in cash, cash equivalents, restricted cash, and marketable securities as of March 31, 2022 and December 31, 2021, respectively. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
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
Indebtedness
In November 2019, Legacy Origin entered into secured convertible note agreements (the “2019 Notes”) with certain Legacy Origin preferred stockholders, whereby Legacy Origin could borrow up to $6.0 million in aggregate from the noteholders. The 2019 Notes bear an annual interest rate of 10% and an original maturity date of on September 30, 2021. All principal and accrued interest under the 2019 Notes were converted into shares of Legacy Origin Common Stock immediately prior to the closing of the Business Combination.
In April 2020, Legacy Origin received an unsecured loan in the amount of $905,838 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established under the CARES Act and is administered by the U.S. Small Business Administration. The PPP Loan had a two-year term and bears interest at a rate of 1.00% per annum. This loan was repaid on June 24, 2021.
As of March 31, 2022 and December 31, 2021, we had $6.9 million and $6.8 million of indebtedness under a Canadian government program, respectively, of which $0.0 million and $0.3 million was received during the three months ended March 31, 2022 and 2021, respectively. Additionally, as of March 31, 2022, we had liability balances consisting of a $5.2 million customer prepayment, $5.6 million legacy related party liabilities, and $2.5 million in customer prepayments. As of December 31, 2021, we had liability balances consisting of a $2.5 million customer prepayment, a $5.5 million legacy stockholder note, and a $5.2 million legacy related party customer prepayment.
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

In November 2016, Legacy Origin received a $5.0 million prepayment from a stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 is never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the offtake agreement and promissory note. The amendment added accrued interest of $189,169 to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The promissory note would bear interest at 3.5% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively. At March 31, 2022 and December 31, 2021, the total aggregate principal amount of debt outstanding was $5.2 million and accrued interest totaled $0.4 million and $0.3 million, respectively.
Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 0.25% (0.44% at March 31, 2021) and matures five years from the commercial operation date of Origin 1. At March 31, 2022 and December 31, 2021 the total note principal outstanding was $5.1 million plus accrued interest of $0.1 million.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At March 31, 2022 and December 31, 2021, the total amount outstanding on this agreement was $2.5 million.
Cash Flows for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table shows a summary of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Total cash used in operating activities	$(1,290)	$(3,360)
Total cash provided by (used in) investing activities	13,093	(793)
Total cash provided by financing activities	34	11,816
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(533)	(100)
Net increase in cash	$11,304	$7,563
Cash Used in Operating Activities
Net cash used in operating activities was $1.3 million for the three months ended March 31, 2022, compared to net cash used in operating activities of $3.4 million over the same period in 2021. The decrease in cash used in operating activities was primarily attributable to an increase in accounts payable and accrued expenses related to increased construction activities, and a decrease in prepaid expenses. Increased operational expense can also be attributed to additional hiring of personnel within executive, accounting, procurement, sales, and supply-chain development.

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $13.1 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $0.8 million over the same period in 2021. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to increase substantially in the near future as we fully build out Origin 1 as well as acquire the property, plant and equipment for Origin 2. The change was primarily related to net purchases and maturities of marketable securities of $23.5 million for three months ended March 31, 2022, compared to $0.0 million for the same period in 2021, and cash used for property, plant and equipment purchases in the three months ended March 31, 2022 of $10.7 million, an increase over the $9.9 million of cash used for property, plant and equipment purchases in the same period in 2021. The Company continues to increase activity related to the construction of Origin 1, which is the main driver of the variation in cash used in investing activities between the two periods.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.0 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $11.8 million over the same period in 2021. No significant financing activities took place during three months ended on March 31, 2022 compared to $11.7 million of cash was provided by proceeds from notes payable, and $0.1 million provided by proceeds from Canadian Government Research and Development during the same period of 2021,
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of March 31, 2022, consisted of:
•The total cost of Origin 1, our initial plant, under construction in Sarnia, Ontario, Canada and Origin 2 is projected to cost over $1.1 billion, including amounts spent through March 31, 2022. These costs, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements which have not yet been secured, until such time as Origin 2 is operational.
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. For additional information regarding our lease liabilities, see Note 18 to the consolidated financial statements in Item 1 of this Report.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022 (the "Annual Report"). There have been no material changes to our critical accounting policies and estimates since our Annual Report. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•The recognition, measurement and valuation of stock-based equity awards
•The estimates used in the determination of the fair value of the assumed common stock warrant liability
•The estimates used in the determination of the fair value of the earnout liability
•The recognition, measurement and valuation of marketable securities

Recent Accounting Pronouncements
See Note 5 to the condensed consolidated financial statements in this Report for more information about recent accounting pronouncements, the timing of their adoption, and our, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $427.7 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries' functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Certain marketable debt securities may be denominated in foreign currencies. At March 31, 2022, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this Report. Based on this evaluation, our Co-Chief Executive Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 19, Commitments and Contingencies—Contingencies, to the condensed consolidated financial statements in this Report.
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
•We plan to rely on our Origin 1 and Origin 2 plants as our only sources of revenue and to meet customer demand through at least 2027.
•We have not produced our products in large commercial quantities and may not manage growth effectively.
•Our offtake agreements with customers include liquidated damages, advance repayment and/or termination provisions that may be triggered if we fail to timely complete plant construction or commence our commercial operations.
•We have offtake agreements with a limited number of customers, as well as capacity reservation agreements with these and other customers, from which we expect to generate most of our revenues in the near future. The loss of one or more of our significant customers, a substantial reduction in their orders, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. Our customers may decide not to convert their capacity reservations to offtake agreements which would impact the amount of revenue we expect to recognize from these agreements.
•Our industry is highly competitive, and we may lose market share to producers of products that can be substituted for our products, which may have an adverse effect on our results of operations and financial condition.
•Increases or fluctuations in the costs of our raw materials or other operating costs may affect our cost structure.
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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.
Risks Related to Our Business
Risks Related to Our Financial Condition and Status as an Early Stage Company
*We are an early stage company with a history of losses and our future profitability is uncertain.
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. For the years ended December 31, 2020 and 2019, we had net losses of $30.3 million and $0.5 million, respectively. For the year ended December 31, 2021, we had a net income of $42.1 million and net cash used in operations of $22.0 million. As of March 31, 2022, we had an accumulated deficit of $49.5 million.
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

*We previously identified a material weakness in our internal control over financial reporting that we have concluded has been remediated, though we may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
We implemented and continue to employ measures designed to improve our internal control over financial reporting which remediated this material weakness. Controls implemented included retention of an accounting consultant to assist in areas of complex accounting and financial reporting, converting and upgrading our accounting system and hiring additional IT personnel. We have also hired a staff accountant, a corporate controller and expect to hire additional accounting personnel. These actions, being implemented in the fourth quarter of 2021, related to the design effectiveness of internal controls over financial reporting allowed us to conclude that the material weakness had been remediated as of December 31, 2021.
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

*Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $97.8 million.
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
Risks Related to Our Operations and Industry
*Construction of our plants may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of our plants could severely impact our business, financial condition, results of operations and prospects.
Our projected financial performance and results of operations, including our ability to achieve commercial scale production, depend on our ability to construct several commercial scale plants. While we expect the Origin 1 plant to be operational by the end of 2022, we do not expect the Origin 2 plant to be operational until 2025, and our expansion to additional commercial scale plants is not planned to commence until 2027. In particular, except for Origin 2, subject to finalization of economic incentives, we have not selected a site for any of our future planned plants, and may have difficulty finding a site with appropriate infrastructure and access to raw materials. With respect to these future plants, we also do not have agreements with engineering, procurement or construction firms. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants. If we are unable to construct these plants within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our plants, a stoppage of construction as a result of the COVID-19 pandemic, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, and issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted.
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
*We plan to rely on our Origin 1 and Origin 2 plants to meet customer demand until at least 2027.
Our operating plan assumes that we will rely on Origin 1 and Origin 2 to meet customer demand until 2027 and that Origin 2 will supply most of our products from the time Origin 2 is expected to become operational in 2025 until at least 2027. Adverse changes or developments affecting these facilities, and in particular Origin 2, could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, and in particular Origin 2, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to generate revenue, execute our expansion plans, and meet our contractual obligations and customer demands. In addition, our plant equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics (such as COVID-19), trade wars and sanctions (such as those recently imposed against Russia), or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
We have no experience in producing large quantities of our products. While we have succeeded in producing small amounts of our products in our pilot plant for customer trials and testing purposes, we have not yet commenced large-scale production. There are significant technological and logistical challenges associated with producing, marketing, selling and distributing products in the specialty chemicals industry, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully build and operate our additional planned facilities and to scale up to larger facilities, we may not be able to cost-effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.

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
*Our offtake agreements with customers include termination, liquidated damages and/or advance repayment provisions that may be triggered if we fail to timely complete plant construction or commence our commercial operations.
Our offtake agreements with our customers allow the customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under two of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then, in each case, the customer may terminate the agreement and any outstanding secured promissory notes resulting from advance payments made to us will become due immediately. The outstanding obligations under those promissory notes, together with accrued interest, totaled an aggregate of $11.0 million and $10.9 million as of March 31, 2022 and December 31, 2021, respectively. These agreements also require us to pay liquidated damages up to an aggregate of $0.9 million if Origin 1 had not commenced commercial operation by December 31, 2020 or we had not delivered specified product volume from Origin 1 by September 30, 2021. In September 2020, the counterparties to these agreements agreed to waive compliance with the milestones and their right to liquidated damages until June 30, 2021, in order to facilitate the negotiation of amendments to the agreements, including the milestone achievement dates. In June 2021, one of the counterparties agreed to further extend this deadline through September 30, 2021. And in November 2021, this counterparty agreed to further extend the deadline to June 30, 2022. In December 2021, the other counterparty agreed to extend the deadline to March 31, 2022. If the liquidated damage deferral is not further extended by this counterparty, the liquidated damages would begin to accrue on April 1, 2022 in accordance with the agreement. One of the offtake agreements provides the counterparty the option, exercisable within 1 year of the first delivery of product from Origin 1, to enter into a contract to purchase a range of quantities of product from Origin 2 for a maximum term of 10 years. If the option is exercised and the Company directly or indirectly constructs Origin 2, the Company must either enter into an agreement with the counterparty within 90 days or pay a fee.
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
*Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the recent global sanctions imposed against Russia following its military intervention in Ukraine, could result in a variety of risks to our business, including our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
•regulation by federal, state or local governments; and
•general economic conditions, as well as economic conditions specific to the plastics and fuels industries, and other industries related to compostable or biodegradable substitutes for non-biodegradable plastics, as well as changes to commodity prices to which prices in some of our contracts are indexed.
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
*Our commercial success may be influenced by the price of petroleum relative to the price of non-fossil feedstocks.
Our commercial success may be influenced by the cost of our products relative to petroleum-based products. The cost of petroleum-based products is in part based on the price of petroleum, which is subject to historically fluctuating prices. Our production plans assume the use of timber and forest residues as feedstock, which historically have experienced low volatility relative to petroleum. If the price of bio-based feedstocks increases and/or the price of petroleum decreases, our products may be less competitive relative to petroleum-based products. A material decrease in the cost of conventional petroleum-based products may require a reduction in the prices of our products for them to remain attractive in the marketplace and may negatively impact our revenues.
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
*Our operating plan may require us to source feedstock and supplies internationally, and foreign currency exchange rate fluctuations and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business, financial condition, results of operations and prospects.
Our expansion model is global and we will need to source feedstock and supplies from suppliers around the world. In particular, our manufacturing process uses local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, COVID-19 has resulted in increased travel restrictions and the extended shutdown of certain businesses throughout the world. The impact of COVID-19 on our business is uncertain at this time and will depend on future developments; however, prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
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
Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company following the Business Combination. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
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
*If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.
In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of context, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, manufacturing processing, process orders and invoices, payments, inventory management and other functions. We also depend on these systems to respond to customer inquiries, support our overall internal control process, maintain property, plant and equipment records, and pay amounts due to vendors and other creditors. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
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
*Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
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
The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Accordingly, we must maintain confidence among current and future analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as limited operating history, market unfamiliarity, any delays in scaling manufacturing to meet demand and our eventual production and sales performance compared with the market expectations. If any of the analysts who may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of the us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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
Our Common Stock and the public warrants that were issued in connection with Artius’ initial public offering (the "Public Warrants") are currently listed on Nasdaq. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
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
We no longer qualify as an "emerging growth company" and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.
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
The exercise price for our Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless. Our Warrants became exercisable on July 25, 2021.
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
We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such Warrants worthless.
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
*We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.
As of March 31, 2022 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Plan and the ESPP, we may issue an aggregate of up to 27,846,011 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding Common Stock may be diminished; and
•the market price of the Common Stock may decline.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults upon senior securities
None.
Item 4.Mine safety disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: May 9, 2022	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: May 9, 2022	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: May 9, 2022	By:	/s/ Nate Whaley
Nate Whaley
Chief Financial Officer