Form 10-Q
period 2022-06-30
Origin Materials, Inc.
filed 2022-08-03
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 142,246,285, as of July 29, 2022.

ORIGIN MATERIALS, INC.

Table of contents
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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•any further changes to the Company’s financial statements or this Report that may be required due to U.S. Securities and Exchange Commission (“SEC”) comments or further guidance regarding the accounting treatment of the Assumed Common Stock Warrants (as defined in Note 15 to the unaudited condensed consolidated financial statements in this Report);
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

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$79,056	$46,637
Restricted cash	490	490
Marketable securities	327,082	397,458
Other receivables	2,989	2,612
Derivative asset	695	202
Prepaid expenses and other current assets	2,735	3,774
Total current assets	413,047	451,173
Property, plant, and equipment, net	82,273	57,185
Operating lease right-of-use asset	3,214	1,782
Intangible assets, net	190	215
Other long-term assets	62	62
Total assets	$498,786	$510,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,608	$2,451
Accrued expenses	3,449	973
Operating lease liability, current	624	280
Other liabilities, current	869	380
Derivative liability	—	103
Total current liabilities	9,550	4,187

Earnout liability	79,343	127,757
Canadian Government Research and Development Program liability	6,667	6,762
Assumed common stock warrants liability	35,831	52,860
Stockholder note	5,189	5,189
Related party other liabilities, long-term	5,848	5,720
Operating lease liability	2,654	1,486
Other liabilities, long-term	2,796	2,946
Total liabilities	147,878	206,907

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 142,378,934 and 141,301,569, issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (including 4,500,000 Sponsor Vesting Shares)	14	16
Additional paid-in capital	364,853	361,542
Accumulated deficit	(2,520)	(56,797)
Accumulated other comprehensive loss	(11,439)	(1,251)
Total stockholders’ equity	350,908	303,510
Total liabilities and stockholders’ equity	$498,786	$510,417
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Operating Expenses
Research and development	$2,649	$2,339	$4,985	$3,648
General and administrative	5,864	4,219	10,935	8,167
Depreciation and amortization	160	121	308	236
Total operating expenses and loss from operations	8,673	6,679	16,228	12,051

Other (income) expenses
Interest income	(1,936)	—	(3,768)	—
Interest expense, net of capitalized interest	—	2,560	—	2,839
Change in fair value of derivatives	(1,430)	1,035	(596)	1,426
Change in fair value of warrants liability	(18,803)	(27,265)	(17,029)	20,844
Change in fair value of earnout liability	(33,188)	(45,497)	(48,414)	(45,497)
Other income, net	(247)	(43)	(698)	(623)
Total other (income) expenses, net	(55,604)	(69,210)	(70,505)	(21,011)
Net income	$46,931	$62,531	$54,277	$8,960

Other comprehensive income (loss)

Unrealized (loss) on marketable securities	$(4,805)	$—	$(9,380)	$—
Foreign currency translation adjustment, net of tax	(1,693)	626	(808)	1,092
Total comprehensive income	$40,433	$63,157	$44,089	$10,052
Net income per share, basic	$0.34	$0.93	$0.40	$0.14
Net income per share, diluted	$0.33	$0.63	$0.38	$0.13
Weighted-average common shares outstanding, basic	137,141,655	67,548,052	136,985,440	65,098,310
Weighted-average common shares outstanding, diluted	142,195,637	78,628,591	142,078,752	70,974,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands, Except Share Amounts)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
Three Months Ended June 30, 2021	Shares	Amount
BALANCE, March 31, 2021	62,601,037	$6	$99,302	$(152,459)	$850	$(52,301)
Reclassification of stockholders’ convertible notes payable	2,049,191	—	20,493	—	—	20,493
Reclassification of redeemable convertible preferred stock warrant liability	5,554,440	—	54,267	—	—	54,267
Business Combination, net of redemptions and equity issuance costs of $37 million	66,481,545	7	385,403	—	—	385,410
Reclassification of equity to liability related to earn out provisions of Business Combination (see note 13)	—	—	(203,082)	—	—	(203,082)
Stock-based compensation	—	—	3,545	—	—	3,545
Net loss	—	—	—	62,531	—	62,531
Other comprehensive income	—	—	—	—	626	626
BALANCE, June 30, 2021	136,686,213	$13	$359,928	$(89,928)	$1,476	$271,489

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
Six Months Ended June 30, 2021	Shares	Amount
Balance at December 31, 2020	62,545,275	$6	$98,620	$(98,888)	$384	$122
Reclassification of stockholders’ convertible notes payable	2,049,191	—	20,493	—	—	20,493
Reclassification of redeemable convertible preferred stock warrant liability	5,554,440	—	54,267	—	—	54,267
Business Combination, net of redemptions and equity issuance costs of $37 million	66,481,545	7	385,403	—	—	385,410
Reclassification of equity to liability related to earn out provisions of Business Combination (see note 13)	—	—	(203,082)	—	—	(203,082)
Common stock issued upon exercise of stock options	55,762	—	55	—	—	55
Stock-based compensation	—	—	4,172	—	—	4,172
Net loss	—	—	—	8,960	—	8,960
Other comprehensive income	—	—	—	—	1,092	1,092
BALANCE at June 30, 2021	136,686,213	$13	$359,928	$(89,928)	$1,476	$271,489

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
Three Months Ended June 30, 2022	Shares	Amount
BALANCE, March 31, 2022	141,418,989	$16	$362,770	$(49,451)	$(4,941)	$308,394
Common stock issued upon exercise of stock options	827,296	(2)	236	—	—	234
Immediately vested common stock awards	132,649	—	—	—	—	—
Stock-based compensation	—	—	1,847	—	—	1,847
Net income	—	—	—	46,931	—	46,931
Other comprehensive loss	—	—	—	—	(6,498)	(6,498)
BALANCE, June 30, 2022	142,378,934	$14	$364,853	$(2,520)	$(11,439)	$350,908

					Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
Six Months Ended June 30, 2022	Shares	Amount
Balance at December 31, 2021	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
Common stock issued upon exercise of stock options	944,716	(2)	270	—	—	268
Immediately vested common stock awards	132,649	—	—	—	—	—
Stock-based compensation	—	—	3,041	—	—	3,041
Net income	—	—	—	54,277	—	54,277
Other comprehensive loss	—	—	—	—	(10,188)	(10,188)
BALANCE at June 30, 2022	142,378,934	$14	$364,853	$(2,520)	$(11,439)	$350,908
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$54,277	$8,960
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	308	236
Amortization on right-of-use asset	281	138
Stock-based compensation	2,573	4,172
Amortization of debt issuance costs	—	14
Accretion of debt discount	—	2,211
Change in fair value of derivatives	(596)	1,426
Change in fair value of common stock warrants liability	(17,029)	—
Change in fair value of preferred stock warrants liability	—	20,844
Change in fair value of earnout liability	(48,414)	(45,497)
Change in fair value of incremental acquisition fee accrual	(150)	—
Payments on operating lease liabilities	(193)	(138)
Changes in operating assets and liabilities:
Other receivables	(377)	(112)
Grants receivable	—	(17)
Prepaid expenses and other current assets	1,038	(29)
Other long-term assets	—	—
Accounts payable	2,157	(1,880)
Accrued expenses	2,476	2,899
Other liabilities, current	489	—
Related party payable	128	98
Net cash used in operating activities	(3,032)	(6,675)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(25,045)	(2,703)
Capitalized interest on plant construction	(47)	—
Purchases of marketable securities	(1,655,200)	—
Sales of marketable securities	1,647,787	—
Maturities of marketable securities	71,168	—
Net cash provided by (used in) investing activities	38,663	(2,703)
Cash flows from financing activities
Proceeds from stockholders' notes payable, net of debt issuance costs	—	11,707
Payment of short-term debt	—	(906)
Proceeds from Canadian Government Research and Development Program	—	173
Issuance of common stock	268	55
Business combination, net of issuance costs paid	—	467,530
Net cash provided by financing activities	268	478,559
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(3,480)	(178)
	Six Months Ended June 30,
(in thousands)	2022	2021
Net increase (decrease) in cash and cash equivalents, and restricted cash	32,419	469,003
Cash and cash equivalents, and restricted cash, beginning of the period	47,127	1,874
Cash and cash equivalents, and restricted cash, end of the period	$79,546	$470,877
Non-cash investing and financing activities
Conversion of stockholder convertible notes payable to common stock	$—	$20,493
Reclassification of redeemable convertible preferred stock warrants to common stock	$—	$54,267
Reclassification of contingently issued equity to liability	$—	$209,380
Net assets assumed from business combination	$—	$83,330
Business combination transaction costs, accrued but not paid	$—	$748
Operating lease right-of-use asset obtained in exchange for lease obligations	$1,710	$1,827
Stock-based compensation capitalized into property, plant, and equipment	$467	$—
Debt discount related to derivative liability	$—	$2,196

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
For additional information on the Business Combination, please refer to Note 4, Business Combination, to these unaudited condensed consolidated financial statements.
2.Risks and Liquidity
The Company believes that the Business Combination has provided substantial liquidity and that its $406.6 million of cash and cash equivalents, restricted cash, and marketable securities will enable it to fund its planned operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
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

3.Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the SEC.
Pursuant to the Merger Agreement, the merger between Merger Sub and Legacy Origin was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Artius was treated as the “acquired” company and Legacy Origin was treated as the acquirer for financial reporting purposes.
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the interim Condensed Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, and the interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022 and its results of operations and cash flows for the six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At June 30, 2022 and December 31, 2021, the escrow account had a balance of $0.3 million.
The Company has a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At June 30, 2022 and December 31, 2021, the standby letter of credit was $0.2 million.

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$79,056	$46,637
Restricted cash	490	490
Total cash, cash equivalents, and restricted cash	$79,546	$47,127
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
Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other (income) expense. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of June 30, 2022 and December 31, 2021 was $22.4 million and $63.7 million, respectively.

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
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax ("HST") and goods and services tax ("GST") for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.
AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $1.8 million (in Canadian dollars) through March 2023. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expense based on the nature of the cost the grant is reimbursing. During the six months ended June 30, 2022 and 2021 the Company received $0.0 million and $0.1 million, respectively in grants, recorded in other income.

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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the six month periods ended June 30, 2022 and 2021, no impairment was identified.
Government Loans
Government loans are classified as a noncurrent liability and recorded at amortized cost. Forgiveness of the balances due is recorded through earnings and occurs when there is confirmation from the governmental authority that the Company has complied with the conditions for forgiveness attached to the loan.
Debt Issuance Costs
The costs incurred in connection with the issuance of debt obligations, principally financing and legal costs, are capitalized. These costs are accreted over the term of the debt using the interest method. During the six months ended June 30, 2022 and 2021, accretion expense for debt issuance cost were $0.0 million and $2.2 million, respectively.
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

Assumed Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of June 30, 2022, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for nonmonetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net loss but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net loss in the period in which they occur. These amounts are included in other income, net, of the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Comprehensive Income (Loss)
The Company’s comprehensive income or loss consists of net income or loss and other comprehensive income (loss). Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive income (loss).

Basic and Diluted Net Income Per Share
Basic net income per common share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income per share calculation, the convertible preferred stock, common stock options, RSU awards, performance stock awards, convertible preferred stock warrants, common stock warrants, convertible notes, earnout shares, and Sponsor Vesting Shares (as defined below) are considered to be potentially dilutive securities. Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net income per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. All series of the Company’s convertible preferred stock are considered to be participating securities because, in addition to cumulative dividends, all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The two-class method requires income or loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income or loss for the period had been distributed. The holders of the convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Accordingly, the Company’s net income is attributed entirely to common stockholders. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the six months ended June 30, 2022, noting the Company has reflected the Reverse Recapitalization pursuant to the Business Combination as of and for the six months ended June 30, 2021, within the unaudited condensed financial statements.
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
As of June 30, 2022 and December 31, 2021, the Company had $105.3 million and $60.6 million, respectively, of assets located outside of the United States.
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
6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$79,546	$—	$—	$79,546
Marketable securities	—	327,082	—	327,082
Derivative asset	—	695	—	695
Total fair value	$79,546	$327,777	$—	$407,323
Liabilities:
Assumed common stock warrants (Public)	$24,391	$—	$—	$24,391
Assumed common stock warrants (Private Placement)	—	11,440	—	11,440
Earnout liability	—	—	79,343	79,343
Derivative liability	—	—	—	—
Total fair value	$24,391	$11,440	$79,343	$115,174

	Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$47,127	$—	$—	$47,127
Marketable securities	—	397,458	—	397,458
Derivative asset	—	202	—	202
Total fair value	$47,127	$397,660	$—	$444,787
Liabilities:
Assumed common stock warrants (Public)	$35,983	$—	$—	$35,983
Assumed common stock warrants (Private Placement)	—	16,877	—	16,877
Earnout liability	—	—	127,757	127,757
Derivative liability	—	103	—	103
	$35,983	$16,980	$127,757	$180,720

The following table sets forth a summary of the activities of the Company’s redeemable convertible preferred stock warrant liability and embedded components of the stockholder convertible notes payable, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

Redeemable Convertible Preferred Stock Warrants	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning warrants liability balance	$—	$67,342	$—	$19,233
Change in fair value of warrants liability	—	(12,201)	—	35,908
Reclassification to APIC upon recapitalization	—	(55,141)	—	(55,141)
Ending warrant liability balance	$—	$—	$—	$—

Embedded Derivative - Stockholder Convertible Notes Payable	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning derivative liability balance	$—	$3,826	$—	$1,239
Change in fair value of derivative liability	—	(3,826)	—	(1,239)
Additional derivative liability	—	—	—	—
Ending derivative liability balance	$—	$—	$—	$—
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
As of June 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.
Marketable Securities
The following table summarizes, by major security type, the Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of June 30, 2022 and December 31, 2021. The fair value as of June 30, 2022 and December 31, 2021 are as follows:

(in thousands)	As of June 30, 2022
Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$226,159	$—	$(6,587)	$219,572
Asset-backed securities	87,598	—	(3,589)	84,009
U.S. government and agency securities	19,759	—	(813)	18,946
Foreign government and agency securities	2,659	—	(65)	2,594
Municipal/provincial bonds and other	2,000	—	(39)	1,961
Total	$338,175	$—	$(11,093)	$327,082
Pending purchases and sales	(695)	695	—	—
Total marketable securities	$337,480	$695	$(11,093)	$327,082

(in thousands)	As of December 31, 2021
Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$274,939	$100	$(1,725)	$273,314
Asset-backed securities	96,713	190	(199)	96,704
U.S. government and agency securities	20,235	—	(64)	20,171
Foreign government and agency securities	3,262	—	(19)	3,243
Municipal/provincial bonds and other	4,000	5	—	4,005
Total	$399,149	$295	$(2,007)	$397,437
Pending purchases and sales	21	—	—	21
Total marketable securities	$399,170	$295	$(2,007)	$397,458
Any realized gains and losses and interest income are included in other income on the consolidated statements of operations and comprehensive income (loss).
During the six months ended June 30, 2022, we sold marketable securities for proceeds of $1,647.8 million and realized a loss of $0.5 million as a result of those sales. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $327.1 million and $346.3 million as of June 30, 2022 and December 31, 2021, respectively, none of which have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

	As of June 30, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$100,989	$101,991	$16,592	$219,572
Asset-backed securities	—	5,117	78,892	84,009
U.S. government and agency securities	—	7,745	11,201	18,946
Foreign government and agency securities	2,250	—	344	2,594
Municipal/provincial bonds and other	1,961	—	—	1,961
Total marketable securities	$105,200	$114,853	$107,029	$327,082

	As of December 31, 2021
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$92,559	$134,199	$46,556	$273,314
Asset-backed securities	—	2,000	94,704	96,704
U.S. government and agency securities	—	7,995	12,176	20,171
Foreign government and agency securities	2,877	—	366	3,243
Municipal/provincial bonds and other	2,002	2,003	—	4,005
Total	$97,438	$146,197	$153,802	$397,437
Pending purchases and sales	—	—	—	21
Total marketable securities	$97,438	$146,197	$153,802	$397,458
Redeemable Convertible Preferred Stock Warrant Liability
Free-standing warrants issued by Legacy Origin for the purchase of shares of its convertible preferred stock were classified as liabilities on the accompanying balance sheets at fair value using an Option-Pricing Model (“OPM”). Prior to the Business Combination, the liability recorded was adjusted for changes in the fair value at each reporting date and recorded as interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss. As a result of the Business Combination, the Legacy Origin warrants each converted into common stock of Origin at the Exchange Ratio defined in the Merger Agreement.
Derivative Asset and Liability
Beginning in the year ended December 31, 2021, the Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense). During the three and six months ended June 30, 2022 and 2021, the Company recognized a net loss of $0.6 million and $0.0 million, respectively, on the fair value adjustment of the foreign currency derivative contracts.
7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Land	$1,821	$912
Pilot plant	5,836	5,517
Lab equipment	2,548	2,227
Machinery and equipment	663	655
Computer and other equipment	471	388
Construction in process	78,747	55,026
	90,086	64,725
Less accumulated depreciation and amortization	(7,813)	(7,540)
Total property, plant, and equipment, net	$82,273	$57,185
For the three months ended June 30, 2022 and 2021, depreciation expense totaled $0.1 million. For the six months ended June 30, 2022 and 2021, depreciation expense totaled $0.3 million and $0.2 million, respectively.
At June 30, 2022 and December 31, 2021, the Company capitalized $1.0 million and $0.9 million, respectively, of interest cost into Origin 1. At June 30, 2022, the Company capitalized $0.4 million of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended use. At June 30, 2022 and December 31, 2021 a cumulative translation adjustment of $0.2 million and $(0.1) million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.

8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Patents	$425	$432
Less accumulated amortization	(235)	(217)
	$190	$215
The weighted average useful life of the intangible assets was 4.9 years. For the three and six months ended June 30, 2022 and 2021, amortization expense was $0.0 million.
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
In 2020, an additional counterparty, that is an unrelated party, was added to the consortium agreement. Under the consortium agreement which was recorded as other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Company received $0.0 million during three months ended June 30, 2022 and 2021 and $0.0 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively.
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
The Company repaid the PPP Loan in full during the year ended December 31, 2021.
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

In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of June 30, 2022, the Legacy Origin Series C Investor had not invested any funds in the consortium.
Offtake Agreements
The Company maintains eight separate offtake supply agreements including five with Legacy Origin stockholders or affiliates of Legacy Origin stockholders (the “Offtake Agreements”). Two of the eight offtake agreements are with the same customer and pertain to supply of product from Origin 1 and Origin 2, respectively. Pursuant to the Offtake Agreements, the Company will construct manufacturing plants with specific capacity and product quality requirements within certain timeframes for the manufacture of product for sale to the counterparties to the agreements, and the counterparties will make minimum annual purchases at a set price, subject to adjustments, all as defined in the agreements.
Our Offtake Agreements with two customers allow those customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under one of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.3 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively.
The Company believes enforcement of the liquidated damages provisions is not probable and expects to secure amendments to this Offtake Agreement pursuant to its ongoing discussions with the customer. However, the Company cannot guarantee that it will be successful in amending this Offtake Agreement.
Our Offtake Agreement with a second customer is terminable by that customer if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022. This Offtake Agreement does not provide for liquidated damages.
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
Legacy Stockholder Note
In November 2016, the Company received a $5.0 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, the Company and legacy stockholder amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The Promissory Note would bear interest at 3.50% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively. At June 30, 2022 and December 31, 2021, the total debt outstanding was $5.2 million. On August 1, 2022, the Company and the Legacy Origin stockholder amended the Promissory Note to change the repayment dates and amounts to $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the Legacy Origin stockholder to offset amounts owed for the purchase of product from the Company's Origin 1 facility against amounts due under the Promissory Note.
Legacy Related Party Other Liabilities, Long-term
In November 2016, the Company received a $5.0 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate ("LIBOR") plus 0.25% (0.38% at June 30, 2022) and matures five years from the commercial operation date of Origin 1. At June 30, 2022 and December 31, 2021 the total note principal outstanding was $5.1 million and accrued interest outstanding was $0.2 million and $0.1 million, respectively.
12.Other Liabilities, Long-term
In September 2019, the Company entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At June 30, 2022 and December 31, 2021, the total amount outstanding on this agreement was $2.5 million.
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
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 80%, and interest rate of 2.96%. At June 30, 2022 and December 31, 2021 the balance of the earnout liability was $79.3 million and $127.8 million, respectively. A gain of $33.2 million and $48.4 million was recorded in the three and six months ended June 30, 2022, respectively. Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the change in the fair market value of the liability.
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than the fifth year following the earlier of (1) the year in which the Company completes construction of Origin 1 or (2) March 2023. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company recorded a liability of $6.7 million and $6.8 million at June 30, 2022 and December 31, 2021, respectively, on the Condensed Consolidated Balance Sheets in Canadian government research and development program liability.

15.Assumed Common Stock Warrants
As of June 30, 2022 there are 35,476,627 warrants outstanding.
As part of Artius’s initial public offering, 24,149,960 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire on June 25, 2026 at 5:00p.m., New York City time, or earlier upon redemption or liquidation. The Public Warrants are listed on the Nasdaq under the symbol “ORGNW”.
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
Simultaneously with Artius’s initial public offering, Artius consummated a private placement of 11,326,627 Private Placement Warrants with the Sponsor. The Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants, except that: (1) the Private Placement Warrants and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Public Shares (or any successor securities thereto) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which Artius completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Artius’s Public Shareholders having the right to exchange their Public Shares (or any successor securities thereto) for cash, securities or other property, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except if the reference value equals or exceeds $10.00 and is less than $18.00 (as described above), so long as they are held by the initial purchasers or their permitted transferees, and (3) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured on the June 30, 2022 and December 31, 2021 Condensed Consolidated Balance Sheets at $35.8 million and $52.9 million, respectively, with a gain of $18.8 million and $17.0 million recorded in the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, a gain of $27.3 million and loss of $20.8 million, respectively, was recorded on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of June 30, 2022, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2022, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 142,378,934 and 141,301,569 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of June 30, 2022 and December 31, 2021, respectively.

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
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our board of directors. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the ESPP was automatically increased by 1,875,780. As a result, as of June 30, 2022, the number of shares available for issuance under the ESPP was 3,722,490. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
To date no stock has been offered or issued to employees under the ESPP.
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
Origin may grant a wide variety of equity securities under the Stock Plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards, and other awards. The Company has granted incentive stock options, RSU awards, and performance awards under the Stock Plans. Under the Stock Plans, options must be issued at exercise prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plan generally vest 25% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years). RSU awards granted to employees under the 2021 Equity Incentive Plan require a service period of three years and generally vest 33.3% annually over the three-year service period. Under the Stock Plans, the fair value of RSU awards and performance-based stock awards are determined to be the grant date closing stock price. For awards with performance-based conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The performance-based stock awards are subject to vesting based on a performance-based condition and a service-based condition. The performance-based stock awards will vest in a percentage of the target number of shares between 0% and 300%, depending on the extent the performance conditions are achieved. At June 30, 2022, the Company determined the performance conditions are not probable of being met, therefore no stock compensation was accrued.

Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 9,378,902 shares pursuant to the 2021 Plan’s “evergreen” provision. As a result, as of June 30, 2022, there were 27,846,011 shares of Common Stock reserved under the Stock Plans.
The following tables summarize the activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2021	7,892,857	$0.19	7.31
Granted	—	—
Exercised	(117,420)	0.29
Forfeited / canceled	—	—
Balance as of March 31, 2022	7,775,437	$0.19	7.16
Granted	—	—
Exercised	(827,296)	0.28
Forfeited / Canceled	(9,569)	0.63
Balance as of June 30, 2022	6,938,572	$0.18	7.63
Vested and expected to vest at June 30, 2022	6,938,572
During the quarter ended June 30, 2022, the Company did not grant any stock options. As of June 30, 2022 and December 31, 2021, there were 20,907,439 and 7,667,247 awards, respectively, available for grant under the Stock Plans. As of June 30, 2022 and December 31, 2021 there were 3,620,748 and 4,130,184 exercisable options, respectively. The aggregate intrinsic value of options vested and expected to vest at June 30, 2022 is $34.4 million. As of June 30, 2022, the Company had stock-based compensation of $6.2 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.3 years.
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

The following table summarizes the RSU award and performance-based stock award activity for the six months ended June 30, 2022:

	Restricted Stock Outstanding
	Outstanding	Weighted-average grant date fair value
Balance at December 31, 2021	2,907,005	$7.35
Granted - RSU awards	221,040	5.33
Granted - performance-based stock awards	372,000	5.33
Balance March 31, 2022	3,500,045	$7.01
Granted - RSU awards	82,889	6.70
Granted - performance-based stock awards	133,500	6.70
Vested - RSU awards	(132,649)	7.35
Forfeited - RSU awards	(23,832)	6.23
Forfeited - performance-based stock awards	(32,500)	6.22
Balance June 30, 2022	3,527,453	$6.99
Expected to vest	3,527,453
The RSU awards, which upon vesting entitle the holder to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. As of June 30, 2022, the performance conditions for the granted performance-based stock awards were not probable of being met, therefore no performance award stock compensation has been recorded. 132,649 RSU awards, and no performance-based stock awards vested during three months ended June 30, 2022. No RSU awards or performance-based stock awards were outstanding at June 30, 2021. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $5.2 million as of June 30, 2022 and will be amortized on a straight-line basis over the remaining vesting periods of approximately three years for RSU awards. Total remaining compensation expense for performance-based stock awards to be recognized under the 2021 Equity Incentive Plan is $18.4 million as of June 30, 2022 and will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the three months ended June 30, 2022 and 2021, stock compensation expense of $1.3 million and $2.8 million, respectively, was recognized in general and administrative expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended June 30, 2022 and 2021 stock compensation expense of $0.3 million and $0.8 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
17.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the six months ended June 30, 2022 and 2021 and not realizing any deferred tax assets is more likely than not.
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
In May 2018, the Company executed operating and maintenance agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million (in Canadian dollars) per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. During the three months ended June 30, 2022 and 2021, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.4 million.
In May 2019, the Company also concurrently executed a take-or-pay steam supply agreement commencing by October 1, 2019, through December 31, 2022, whereby the Company will receive up to 25% for the first year and 50% thereafter of the steam generated, up to 140,000 MMBTUs per year. The price paid for the steam is based on a fixed amount plus the supplier’s cost of natural gas, as defined in the agreement. During the three months ended June 30, 2022 and 2021, the total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million.
In May 2018, the Company entered into a joint development agreement (the “JDA”) with a legacy stockholder to evaluate alternative uses for one of the Company’s products. The term of the JDA is the later of (i) 3 years from the JDA effective date and (ii) the final expected development program completion date as specified in the JDA. There were no expenses under this agreement for the three and six months ended June 30, 2022 or 2021.
Patent licenses
In July 2017, the Company entered into a nonexclusive patent license agreement for $0.1 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, the Company will pay minimum royalty payments of $15,000 per year and rising to $20,000 per year and, if the Company develops and sells certain products based on the licensed patents. Certain products that Origin is currently developing and anticipates selling are expected to utilize these patents. Royalty payments during the three months ended June 30, 2022 were $0.0 million. No payments were made during the three months ended June 30, 2021 or six months ended June 30, 2021.
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended June 30, 2022 or 2021.
In November 2016, the Company entered into a nonexclusive patent license agreement for $0.0 million, which expires upon expiration of the patent. Under this agreement, if the Company produces products based on the patent, the Company will pay an annual royalty upon commencement of operations on Origin 1 of $0.0 million up to a cumulative $1.0 million. The pipeline of Company products and sales are not currently expected to be subject to this patent. Royalty payments during three months ended June 30, 2022 were $0.0 million. No payments were made during the three months ended June 30, 2021 or six months ended June 30, 2021.

In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. The agreement was assigned by the licensor to a successor in August 2015. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended June 30, 2022 or 2021.
In June 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the licensed patent. Under this agreement, the Company pays a royalty of $5,000 annually and if the Company develops and sells specific products based on the patent, 0.4% of net sales. The pipeline of Company products and sales are not currently expected to be subject to this patent.
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At June 30, 2022 and December 31, 2021, there were no claims or legal proceedings.
20.    Basic and Diluted Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Basic net income per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of the stock options, RSU awards, and convertible preferred stock warrants, as applicable pursuant to the treasury stock method, and the convertible notes, as applicable pursuant to the if-converted method. The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders—Basic	$46,931	$62,531	$54,277	$8,960
Remeasurement of preferred stock warrant liability	—	(13,076)	—	—
Net income attributable to common stockholders—Diluted	$46,931	$49,455	$54,277	$8,960
Denominator:
Weighted-average common shares outstanding—Basic (1)	137,141,655	67,548,052	136,985,440	65,098,310
Stock options	4,889,299	5,831,260	5,010,955	5,876,446
Warrants to purchase redeemable convertible preferred stock	—	5,249,279	—	—
RSU awards	164,683	—	82,357	—
Weighted-average common shares outstanding—Diluted (1)	142,195,637	78,628,591	142,078,752	70,974,756
Net income per share—Basic	$0.34	$0.93	$0.40	$0.14
Net income per share—Diluted	$0.33	$0.63	$0.38	$0.13
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares as of June 30, 2022 and 2021.

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. As of June 30, 2022 and 2021, options for 1,481,535 shares of common stock, performance awards for 2,610,500 shares and 0 shares, respectively, of common stock, earnout shares for 25,000,000 shares of common stock, and Sponsor Vesting Shares for 4,500,000 shares of common stock were excluded from the table below because they are subject to market or performance conditions that were not achieved as of June 30, 2022 and 2021.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants to purchase common stock	35,476,627	35,476,627	35,476,627	35,476,627
21.    Subsequent Events
On August 1, 2022, the Company amended an Offtake Agreement and related secured promissory note with a customer who is a Legacy Origin stockholder. The amendment converted the customer's obligation to purchase a specified annual amount of product from Origin 1 into an option to make a one-time purchase from Origin 1 and eliminated certain construction and delivery milestones and associated liquidated damages provisions applicable in the event those milestones were not met. In addition, the amendment reflected the customer's exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years. The related promissory note was amended to make each repayment ~75 days earlier and allow the customer to offset amounts due under the amended Offtake Agreement against amounts owing under the amended note.

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
We are currently developing and constructing our first manufacturing plant in Ontario, Canada ("Origin 1"), which is expected to become operational by the end of 2022. We are also currently in the planning phase for the construction of a significantly larger manufacturing plant ("Origin 2"), which is expected to become operational in 2025.
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
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined in accordance with U.S. GAAP, we disclose Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") as a non-U.S. GAAP measure. This measure is not a financial measure calculated in accordance with U.S. GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$46,931	$62,531	$54,277	$8,960
Stock based compensation	1,656	3,545	2,573	4,172
Depreciation and amortization	160	121	308	236
Interest income	(1,936)	—	(3,768)	—
Interest expense, net of capitalized interest	—	2,560	—	2,839
Change in fair value of derivative liabilities	(1,430)	1,035	(596)	1,426
Change in fair value of warrants liability	(18,803)	(27,265)	(17,029)	20,844
Change in fair value of earnout liability	(33,188)	(45,497)	(48,414)	(45,497)
Other income, net	(247)	(43)	(698)	(623)
Adjusted EBITDA	$(6,857)	$(3,013)	$(13,347)	$(7,643)
Results of Operations
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Six Months Ended June 30,
(in thousands)	2022	2021	Variance $	Variance %
Operating expenses:
Research and development	$4,985	$3,648	$1,337	37%
General and administrative expenses	10,935	8,167	2,768	34%
Depreciation and amortization	308	236	72	31%
Total operating expenses and loss from operations	16,228	12,051	4,177	35%
Other expenses (income):
Interest income	(3,768)	—	(3,768)	100%
Interest expense, net of capitalized interest	—	2,839	(2,839)	(100)%
Change in fair value of derivative liabilities	(596)	1,426	(2,022)	(142)%
Change in fair value of warrant liability	(17,029)	20,844	(37,873)	(182)%
Change in fair value of earnout liability	(48,414)	(45,497)	(2,917)	6%
Other income, net	(698)	(623)	(75)	12%
Total other expense (income), net	(70,505)	(21,011)	(49,494)	236%
Net income (loss)	$54,277	$8,960	$45,317	506%
Research and Development Expenses
Research and development expenses increased by $1.3 million during six months ended June 30, 2022 compared to the same period in 2021. The increase is comprised of $1 million increase in software, services and insurance costs as a result of increased R&D activities, $0.2 million net increase in payroll costs due to increased headcount, partially offset by a $0.2 million decrease in capitalized labor and stock based compensation, and a $0.3 million increase in consumables and equipment.

General and Administrative Expenses
General and administrative expenses increased by $2.8 million in 2022 compared to 2021. The increase is due to $2.3 million increase in professional and legal fees, $2.1 million increase in insurance, $0.8 million in facilities, software and other expenses, partially offset by $2.4 million reclassification of financing costs to executed SPAC merger in June 2021.
Interest income
Interest income increased by $3.8 million in 2022 compared to 2021. This increase was related entirely to interest income from investments in marketable securities.
Interest expense, net of capitalized interest
Interest expense decreased by $2.8 million in 2022 compared to 2021. The decrease is due to stockholder convertible notes being reclassified to equity in June 2021.
Change in fair value of derivative liabilities, warrant liability, and earnout liability
The Company recognized an aggregate gain on the change in the fair values of the derivative liabilities, the warrant liability, and the earnout liability of $42.8 million in 2022 compared to 2021. The change in fair value of earnout liability in income of $2.9 million is the result of the Business Combination, which resulted in the Company recording an earnout liability at closing of the Business Combination, with subsequent changes in the fair value recorded in the condensed consolidated statements of operations and comprehensive income (loss). The $37.9 million variance for the change in the warrant liability is the result of the Company recording $20.8 million of expense due to the increasing likelihood of the merger resulting in a significant increase in the value of the warrants. These resulted in a combined decrease in fair value of $17.1 million for the six months ended June 30, 2022. The movement in these instruments' fair values are driven by the value of the Company's stock price. The decrease in fair value of derivative liabilities was due to the increase of $2.0 million in fair value.
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Three Months Ended June 30,
(in thousands)	2022	2021	Variance	Variance %
Operating expenses:
Research and development	$2,649	$2,339	$310	13%
General and administrative expenses	5,864	4,219	1,645	39%
Depreciation and amortization	160	121	39	32%
Total operating expenses and loss from operations	8,673	6,679	1,994	30%
Other expenses (income):
Interest income	(1,936)	—	(1,936)	100%
Interest expense, net of capitalized interest	—	2,560	(2,560)	(100)%
Change in fair value of derivative liability	(1,430)	1,035	(2,465)	(238)%
Change in fair value of warrant liability	(18,803)	(27,265)	8,462	(31)%
Change in fair value of earnout liability	(33,188)	(45,497)	12,309	(27)%
Other expense (income), net	(247)	(43)	(204)	474%
Total other expense (income), net	(55,604)	(69,210)	13,606	(20)%
Net Income (Loss)	$46,931	$62,531	$(15,600)	(25)%

Research and Development Expenses
Research and development expenses increased $0.3 million, or 13%, during three month ended June 30, 2022 compared to the same period in 2021. The increase is due primarily to increased professional services of $0.4 million, increased insurance and travel expenses of $0.4 million, offset by a decrease of $0.6 million in payroll and stock based compensation as a result of capitalization.
General and Administrative Expenses
General and administrative expenses increased $1.6 million, or 39%, during three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily attributable to $0.9 million increase in professional fees expense, $0.4 million increase software and facilities expenses and $0.3 million increase in insurance expense.
Interest income
Interest income increased by $1.9 million or 100% in 2022 compared to 2021. Interest income is generated from Company's investment of the funds resulted from the business combination deal in the money market, corporate bonds and miscellaneous other forms of investments.
Interest expense, net of capitalized interest
Interest expense decreased $2.6 million, or 100%, in 2022 compared to 2021. This is due to the conversion of stockholder convertible notes as a result of the Business Combination and the elimination of the associated debt discount.
Change in fair value of derivative liability, warrant liability, and earnout liability
The fair values of the derivative liability, the warrant liability, and the earnout liability increased a total of $18.3 million during 2022 compared to 2021. The earnout liability and a portion of the change in the warrant liability are from newly created liabilities from the Business Combination, with a combined increase in fair value of $20.7 million resulting from the change in fair value of these instruments over the period from the closing of the Business Combination. The remaining combined decrease in fair value of $2.4 million resulting from a decrease in the in the fair value of derivative liability. The movement in these instruments' fair values are driven by the value of the Company's stock price.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. Origin had $406.6 million and $444.6 million in cash, cash equivalents, restricted cash, and marketable securities as of June 30, 2022 and December 31, 2021, respectively. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
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
Indebtedness
In November 2019, Legacy Origin entered into secured convertible note agreements (the “2019 Notes”) with certain Legacy Origin preferred stockholders, whereby Legacy Origin could borrow up to $6.0 million in aggregate from the noteholders. The 2019 Notes had an annual interest rate of 10% and an original maturity date of September 30, 2021. All principal and accrued interest under the 2019 Notes were converted into shares of Legacy Origin Common Stock immediately prior to the closing of the Business Combination.
In April 2020, Legacy Origin received an unsecured loan in the amount of $905,838 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established under the CARES Act and is administered by the U.S. Small Business Administration. The PPP Loan had a two-year term and bore interest at a rate of 1.00% per annum. This loan was repaid on June 24, 2021.
As of June 30, 2022 and December 31, 2021, we had $6.7 million and $6.8 million of indebtedness under a Canadian government program, respectively, of which $0.0 million and $0.3 million was received during the three months ended June 30, 2022 and 2021, respectively. Additionally, as of June 30, 2022, we had liability balances consisting of a $5.3 million customer prepayment, a $5.8 million legacy related party liabilities, and a $2.5 million customer prepayment. As of December 31, 2021, we had liability balances consisting of a $2.5 million customer prepayment, a $5.7 million legacy stockholder note, and a $5.2 million legacy related party customer prepayment.
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

In November 2016, Legacy Origin received a $5.0 million prepayment from a stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 is never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the offtake agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. The promissory note would bear interest at 3.5% per annum and be repaid in three installments of $2.2 million, $2.1 million, and $2.1 million (inclusive of accrued but unpaid interest) on December 20, 2024, December 19, 2025, and December 18, 2026, respectively. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to change the repayment dates and amounts to $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin's Origin 1 facility against amounts due under the note. At June 30, 2022 and December 31, 2021, the total aggregate principal amount of debt outstanding was $5.2 million and accrued interest totaled $0.6 million and $0.5 million, respectively.
Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate ("LIBOR") plus 0.25% (1.79% at June 30, 2022) and matures five years from the commercial operation date of Origin 1. At June 30, 2022 and December 31, 2021 the total note principal outstanding was $5.1 million plus accrued interest of $0.2 million and $0.1 million, respectively.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At June 30, 2022 and December 31, 2021, the total amount outstanding on this agreement was $2.5 million.
Cash Flows for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following table shows a summary of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Total cash used in operating activities	$(3,032)	$(6,675)
Total cash provided by (used in) investing activities	38,663	(2,703)
Total cash provided by financing activities	268	478,559
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(3,480)	(178)
Net increase in cash	$32,419	$469,003

Cash Used in Operating Activities
Net cash used in operating activities was $3.0 million for the six months ended June 30, 2022, compared to net cash used in operating activities of $6.7 million over the same period in 2021. The decrease in cash used in operating activities was primarily attributable to an increase in accounts payable and accrued expenses related to increased construction activities, and a decrease in prepaid expenses. Increased operational expense can also be attributed to additional hiring of personnel within executive, accounting, procurement, sales, and supply-chain development.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $38.7 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $2.7 million over the same period in 2021. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to increase substantially in the near future as we fully build out Origin 1 as well as acquire the property, plant and equipment for Origin 2. The change was primarily related to net purchases and maturities of marketable securities of $63.8 million for six months ended June 30, 2022, compared to $0.0 million for the same period in 2021, and cash used for property, plant and equipment purchases in the six months ended June 30, 2022 of $25.0 million, an increase over the $2.7 million of cash used for property, plant and equipment purchases in the same period in 2021. The Company continues to increase activity related to the construction of Origin 1, which is the main driver of the variation in cash used in investing activities between the two periods.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2022, compared to net cash provided by financing activities of $478.6 million over the same period in 2021. Financing activities during six months ended on June 30, 2022 related to $0.3 million issuance of equity, compared to $10.8 million of cash was provided by proceeds from notes payable net of repayment, and $0.1 million provided by proceeds from Canadian Government Research and Development and fund generated from business combination, net of issuance costs $467.5 million during the same period of 2021,
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of June 30, 2022, consisted of:
•The total cost of Origin 1, our initial plant, under construction in Sarnia, Ontario, Canada and Origin 2 is projected to cost over $1.1 billion, including amounts spent through June 30, 2022. These costs, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements which have not yet been secured, until such time as Origin 2 is operational.
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. For additional information regarding our lease liabilities, see Note 18 to the unaudited condensed consolidated financial statements in Item 1 of this Report.
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
See Note 5 to the unaudited condensed consolidated financial statements in this Report for more information about recent accounting pronouncements, the timing of their adoption, and our, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $406.6 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries' functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Certain marketable debt securities may be denominated in foreign currencies. At June 30, 2022, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.

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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this Report. Based on this evaluation, our Co-Chief Executive Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 19, Commitments and Contingencies—Contingencies, to the unaudited condensed consolidated financial statements in this Report.
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
•Our offtake agreements with certain customers include liquidated damages, advance repayment and/or termination provisions that may be triggered if we fail to timely complete plant construction or commence our commercial operations.
•We have offtake agreements with a limited number of customers, as well as capacity reservation agreements with these and other customers, from which we expect to generate most of our revenues in the near future. The loss of one or more of our significant customers, a substantial reduction in their orders, their failure to exercise customer options to enter into new offtake agreements or purchase product, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. Our customers may decide not to convert their capacity reservations to offtake agreements which would impact the amount of revenue we expect to recognize from these agreements.
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
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. For the years ended December 31, 2020 and 2019, we had net losses of $30.3 million and $0.5 million, respectively. For the year ended December 31, 2021, we had a net income of $42.1 million and net cash used in operations of $22.0 million. As of June 30, 2022, we had an accumulated deficit of $2.5 million.
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
In connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020, during the course of preparing for the Business Combination, and during the second quarter 2021 and third quarter 2021 interim reviews, we identified a material weakness in our internal controls over financial reporting. We implemented and continue to employ measures designed to improve our internal control over financial reporting, which remediated this material weakness in the fourth quarter of 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.

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
As a public company, we are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete its evaluation, testing and any required remediation in a timely fashion.
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
We currently have offtake and capacity reservation agreements with a limited number of customers, from which we expect to generate most of our revenues in the near future. The loss of one or more of our significant customers, a substantial reduction in their orders, their failure to exercise customer options to enter into new offtake agreements or purchase product, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, including liquidated damages in certain instances, which could harm our business.
Our offtake agreements with certain customers include termination, liquidated damages and/or advance repayment provisions that may be triggered if we fail to timely complete plant construction or commence our commercial operations.
Our offtake agreements with certain customers allow those customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under one of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.3 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively. Our offtake agreement with a second customer is terminable by that customer if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022.
Our offtake agreement with a third customer previously required us to pay liquidated damages if Origin 1 had not commenced commercial operation by June 30, 2022. On August 1, 2022, both parties mutually agreed to amend the offtake agreement to eliminate the liquidated damages provisions and milestone dates, among other things (see Item 5 - Other Information). No liquidated damages were demanded or paid under the original offtake agreement including for the period between June 30, 2022 and August 1, 2022.
Discussions to amend the first two agreements are ongoing but we cannot guarantee that the discussions will result in an extension or removal of the milestone dates and liquidated damages. Origin 1 is not yet operational and we do not currently expect the facility to produce product until 2023. Accordingly, if these milestone dates are not extended or removed, we may be required to pay liquidated damages and repay the amounts outstanding under the foregoing promissory note and our offtake agreements may be subject to termination by our customers. If any of our offtake agreements are terminated or if we are required to pay liquidated damages or repay advances made under our offtake agreements, our business, results of operations and financial condition may be harmed.
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
Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the global sanctions imposed against Russia following its military intervention in Ukraine, could result in a variety of risks to our business, including our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, may be able to be sold in the public market.We are unable to predict the effect that sales may have on the prevailing market price of Common Stock and Public Warrants.
To the extent our Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.
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
As of June 30, 2022 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Plan and the ESPP, we may issue an aggregate of up to 27,846,011 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 4.Mine safety disclosures
Not applicable.

Item 5. Other Information
In November 2016, we entered into an Offtake Agreement (see Note 11 to the unaudited condensed consolidated financial statements in Item 1 of this Report) with Danone Asia Pte Ltd. ("Danone"). The agreement had a 5-year term to purchase a specified amount of product per year from the Origin 1 facility. The agreement also included an option exercisable by Danone to enter into an additional offtake agreement to purchase product from Origin 2 for a term of up to 10 years. On August 1, 2022, the Company amended this Offtake Agreement. The amendment converted Danone's obligation to purchase a specified annual amount of product from Origin 1 into an option to make a one-time purchase from Origin 1. The amendment also eliminates certain construction and delivery milestones and associated liquidated damages provisions for failing to meet those milestones. In addition, the amendment reflects Danone's exercise of its option under the original Offtake Agreement to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
The Offtake Agreements allow Danone to terminate the agreements if (i) we fail to meet the agreed upon quality or quantity requirements; (ii) a force majeure event continues for an extended period; (iii) any of certain designated parties directly acquires a controlling equity interest in us; (iv) we fail to comply with mutually agreed sustainability principles; (v) the NaturALL Bottle Alliance agreement is terminated; (vi) a material adverse change has occurred prior to the first order placed under the agreement; (vii) either party takes steps to enter into liquidation, becomes subject to bankruptcy proceedings; or (viii) an event of default as defined by in the customer's secured promissory note occurs (see Note 12 to the unaudited condensed consolidated financial statements in Item 1 of this Report). Danone may also terminate the Origin 1 Offtake Agreement and demand payment of a fee if we transfer ownership or control of our intellectual property or sell a certain type of product from Origin 2 to specified parties. Either party may terminate the new Origin 2 Offtake Agreement by providing advance notice to the other party and paying a termination fee equal to a specified multiple of the annual purchase amount. If the new Origin 2 Offtake Agreement is terminated for any reason other than Danone's breach, or if Danone elects before July 2023 to purchase less than a certain threshold volume of product from Origin 2, the maximum amount of product to be purchased is automatically aggregated and rolled over to a capacity reservation agreement for product from Origin 3.
In November 2016, we received a $5.0 million prepayment from Danone for product from Origin 1 pursuant to the original Offtake Agreement. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the original Offtake Agreement. The prepayment is evidenced by a secured note. On May 17, 2019, the original Offtake Agreement and secured note were amended to make the prepayment repayable in three fixed cash installments, inclusive of interest. If Danone terminated the original Offtake Agreement, the note would become due immediately. On August 1, 2022, the note was amended to make each repayment ~75 days earlier and allow Danone to offset amounts due under the amended Offtake Agreement against amounts owing under the amended note. Our outstanding obligation, together with accrued interest, under the amended note totaled an aggregate of $5.8 million as of June 30, 2022. In addition, upon any material breach of the Offtake Agreement by us, we have a specified amount of time, subject to modification by agreement with Danone, to cure the breach before Danone may terminate the agreement.

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

ORIGIN MATERIALS, INC.

Date: August 3, 2022	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: August 3, 2022	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: August 3, 2022	By:	/s/ Nate Whaley
Nate Whaley
Chief Financial Officer