Form 10-Q
period 2022-09-30
Origin Materials, Inc.
filed 2022-11-03
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 142,703,935, as of October 31, 2022.

ORIGIN MATERIALS, INC.

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$102,965	$46,637
Restricted cash	505	490
Marketable securities	258,733	397,458
Other receivables	3,537	2,612
Derivative asset	1,826	202
Prepaid expenses and other current assets	5,237	3,774
Total current assets	372,803	451,173
Property, plant, and equipment, net	111,398	57,185
Operating lease right-of-use asset	3,023	1,782
Intangible assets, net	168	215
Other long-term assets	5,080	62
Total assets	$492,472	$510,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,646	$2,451
Accrued expenses	5,352	973
Operating lease liability, current	599	280
Other liabilities, current	2,594	380
Derivative liability	—	103
Total current liabilities	16,191	4,187

Earnout liability	64,197	127,757
Canadian Government Research and Development Program liability	6,269	6,762
Assumed common stock warrants liability	37,250	52,860
Stockholder note	5,802	5,189
Related party other liabilities, long-term	5,328	5,720
Operating lease liability	2,494	1,486
Other liabilities, long-term	2,911	2,946
Total liabilities	140,442	206,907

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 142,703,935 and 141,301,569, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (including 4,500,000 Sponsor Vesting Shares)	14	16
Additional paid-in capital	366,332	361,542
Retained earnings (Accumulated deficit)	5,779	(56,797)
Accumulated other comprehensive loss	(20,095)	(1,251)
Total stockholders’ equity	352,030	303,510
Total liabilities and stockholders’ equity	$492,472	$510,417
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Operating Expenses
Research and development	$3,732	$1,957	$8,717	$5,605
General and administrative	5,834	5,043	16,769	13,210
Depreciation and amortization	180	126	488	363
Total operating expenses and loss from operations	9,746	7,126	25,974	19,178

Other (income) expenses
Interest income	(2,309)	—	(6,077)	—
Interest expense, net of capitalized interest	—	—	—	2,839
Change in fair value of derivatives	(1,129)	—	(1,725)	1,426
Change in fair value of warrants liability	1,419	(13,481)	(15,610)	7,363
Change in fair value of earnout liability	(15,147)	(21,511)	(63,561)	(67,008)
Other income, net	(879)	(27)	(1,577)	(651)
Total other income, net	(18,045)	(35,019)	(88,550)	(56,031)
Net income	$8,299	$27,893	$62,576	$36,853

Other comprehensive income (loss)

Unrealized (loss) on marketable securities	$(1,403)	$—	$(10,783)	$—
Foreign currency translation adjustment, net of tax	(7,253)	(1,068)	(8,061)	24
Total comprehensive income (loss)	$(357)	$26,825	$43,732	$36,877
Net income per share, basic	$0.06	$0.20	$0.46	$0.41
Net income per share, diluted	$0.06	$0.20	$0.44	$0.39
Weighted-average common shares outstanding, basic	138,061,829	136,749,956	137,348,180	89,244,640
Weighted-average common shares outstanding, diluted	142,197,014	141,239,965	142,134,560	94,029,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands, Except Share Amounts)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
Three Months Ended September 30, 2021	Shares	Amount
Balance at June 30, 2021	136,748,470	$13	$359,928	$(89,928)	$1,476	$271,489
Common stock issued upon exercise of stock options	6,215	—	2	—	—	2
Stock-based compensation	—	—	636	—	—	636
Net Income	—	—	—	27,893	—	27,893
Other comprehensive loss	—	—	—	—	(1,068)	(1,068)
Balance at September 30, 2021	136,754,685	$13	$360,566	$(62,035)	$408	$298,952

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
Nine Months Ended September 30, 2021	Shares	Amount
Balance at December 31, 2020	62,545,275	$6	$98,620	$(98,888)	$384	$122
Reclassification of stockholders’ convertible notes payable	2,049,191	—	20,491	—	—	20,491
Reclassification of redeemable convertible preferred stock warrant liability	5,554,440	—	54,267	—	—	54,267
Business Combination, net of redemptions and equity issuance costs of $37.0 million	66,481,545	7	385,405	—	—	385,412
Reclassification of equity to liability related to earn out provisions of Business Combination (see note 13)	—	—	(203,082)	—	—	(203,082)
Common stock issued upon exercise of stock options	124,234	—	57	—	—	57
Stock-based compensation	—	—	4,808	—	—	4,808
Net Income	—	—	—	36,853	—	36,853
Other comprehensive income	—	—	—	—	24	24
Balance at September 30, 2021	136,754,685	$13	$360,566	$(62,035)	$408	$298,952

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Three Months Ended September 30, 2022	Shares	Amount
Balance at June 30, 2022	142,378,934	$14	$364,853	$(2,520)	$(11,439)	$350,908
Common stock issued upon exercise of stock options	325,001	—	103	—	—	103
Stock-based compensation	—	—	1,376	—	—	1,376
Net income	—	—	—	8,299	—	8,299
Other comprehensive loss	—	—	—	—	(8,656)	(8,656)
Balance at September 30, 2022	142,703,935	$14	$366,332	$5,779	$(20,095)	$352,030

					Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Nine Months Ended September 30, 2022	Shares	Amount
Balance at December 31, 2021	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
Common stock issued upon exercise of stock options	1,269,717	(2)	374	—	—	372
Immediately vested common stock awards	132,649	—	—	—	—	—
Stock-based compensation	—	—	4,416	—	—	4,416
Net income	—	—	—	62,576	—	62,576
Other comprehensive loss	—	—	—	—	(18,844)	(18,844)
Balance at September 30, 2022	142,703,935	$14	$366,332	$5,779	$(20,095)	$352,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$62,576	$36,853
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	488	362
Amortization on right-of-use asset	423	—
Stock-based compensation	3,719	4,808
Amortization of debt issuance costs	—	14
Accretion of debt discount	—	2,211
Change in fair value of derivatives	(1,725)	1,426
Change in fair value of common stock warrants liability	(15,610)	(27,672)
Change in fair value of preferred stock warrants liability	—	35,035
Change in fair value of earnout liability	(63,561)	(67,008)
Change in fair value of incremental acquisition fee accrual	(35)	—
Changes in operating assets and liabilities:
Other receivables	(926)	(214)
Grants receivable	—	(16)
Prepaid expenses and other current assets	(1,464)	(3,677)
Other long-term assets	(5,019)	—
Accounts payable	5,195	(1,063)
Accrued expenses	4,380	3,173
Payments on operating lease liabilities	(338)	—
Other liabilities, current	2,214	—
Related party payable	221	152
Net cash used in operating activities	(9,462)	(15,616)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(57,825)	(5,113)
Capitalized interest on plant construction	(133)	—
Purchases of marketable securities	(2,584,027)	—
Sales of marketable securities	2,587,649	—
Maturities of marketable securities	124,319	—
Net cash provided by (used in) investing activities	69,983	(5,113)
Cash flows from financing activities
Proceeds from stockholders' notes payable, net of debt issuance costs	—	11,707
Payment of short-term debt	—	(906)
Proceeds from Canadian Government Research and Development Program	—	287
Issuance of common stock	371	56
Business combination, net of issuance costs paid	—	467,530
Net cash provided by financing activities	371	478,674
	Nine Months Ended September 30,
(in thousands)	2022	2021
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(4,549)	(41)
Net increase in cash and cash equivalents, and restricted cash	56,343	457,904
Cash and cash equivalents, and restricted cash, beginning of the period	47,127	1,874
Cash and cash equivalents, and restricted cash, end of the period	$103,470	$459,778
Non-cash investing and financing activities
Conversion of stockholder convertible notes payable to common stock	$—	$20,493
Reclassification of redeemable convertible preferred stock warrants to common stock	$—	$54,267
Reclassification of contingently issued equity to liability	$—	$203,082
Net assets assumed from business combination	$—	$81,364
Business combination transaction costs, accrued but not paid	$—	$609
Operating lease right-of-use asset obtained in exchange for lease obligations	$1,710	$—
Stock-based compensation capitalized into property, plant, and equipment	$697	$—
Debt discount related to derivative liability	$—	$2,196

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
The Company’s mission is to help enable the world’s transition to sustainable materials by replacing petroleum-based materials with decarbonized materials in a wide range of end products, such as food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments and more. The Company’s technology can convert sustainable feedstocks, such as sustainably harvested wood, agricultural waste, wood waste and corrugated cardboard, into materials and products that are currently made from fossil feedstocks, such as petroleum and natural gas. The Company’s products are intended to compete directly with petroleum-derived products on both performance and price, as well as provide a significant unit cost advantage over products made from other low-carbon feedstocks.
The Company is currently developing and constructing its first manufacturing plant in Ontario, Canada (“Origin 1”), with mechanical completion expected in December 2022. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant (“Origin 2”), which is expected to become operational in 2025.
On June 25, 2021 (the “Closing Date”), Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, consummated the Merger Agreement and other Related Agreements (the “Merger Agreement”) dated February 16, 2021, by and among Artius, Zero Carbon Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Artius (“Merger Sub”), and Micromidas, Inc. a Delaware corporation (now known as Origin Materials Operating Inc., (“Legacy Origin”)).
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
2.Risks and Liquidity
The Company believes that the Business Combination has provided substantial liquidity and that its $362.2 million of cash and cash equivalents, restricted cash, and marketable securities will enable it to fund its planned operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
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
In February 2022, Russia began a military intervention in Ukraine. In response, global sanctions were imposed against Russia. These sanctions and the related global ramifications could impact the costs and timing of construction of the Origin 1 and Origin 2 plants.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the interim Condensed Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited annual financial statements and notes thereto for the year ended December 31, 2021 included the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022.
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
The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At September 30, 2022 and December 31, 2021, the escrow account had a balance of $0.3 million.
The Company has a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At September 30, 2022 and December 31, 2021, the standby letter of credit was $0.2 million.

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$102,965	$46,637
Restricted cash	505	490
Total cash, cash equivalents, and restricted cash	$103,470	$47,127
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
Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other (income) expense. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of September 30, 2022 and December 31, 2021 was $21.8 million and $63.7 million, respectively.

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
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax (“HST”) and goods and services tax (“GST”) for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.
AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $1.8 million (in Canadian dollars) through March 2023. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expense based on the nature of the cost the grant is reimbursing. During the three months ended September 30, 2022 and 2021 the Company received $0.4 million and zero, respectively, and during the nine months ended September 30, 2022 and 2021 the Company received $0.4 million and $0.1 million, respectively in grants, recorded in other income.

Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. Existing useful lives range from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. Major additions and improvements are capitalized, while replacements, repairs, and maintenance that do not extend the life of an asset are charged to operations. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation or amortization are removed from the accounts. Costs incurred to acquire, construct or install property, plant, and equipment during the construction stage of a capital project and costs capitalized in conjunction with major improvements that have not yet been placed in service are recorded as construction in progress, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. The estimated useful lives of assets are as follows:

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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the nine month periods ended September 30, 2022 and 2021, no impairment was identified.
Government Loans
Government loans are classified as a noncurrent liability and recorded at amortized cost. Forgiveness of the balances due is recorded through earnings and occurs when there is confirmation from the governmental authority that the Company has complied with the conditions for forgiveness attached to the loan.
Debt Issuance Costs
The costs incurred in connection with the issuance of debt obligations, principally financing and legal costs, are capitalized. These costs are accreted over the term of the debt using the interest method. During the three and nine months ended September 30, 2022, accretion expense for debt issuance cost were zero. During the three and nine months ended September 30, 2021, accretion expense for debt issuance cost were zero and $2.2 million, respectively.

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
Assumed Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of September 30, 2022, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Business Combination (Note 13). The Company recorded these instruments as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.
Leases
The Company has leases for office space and equipment, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company accounts for its leases under ASC 842, Leases. The Company recognizes a right-of-use asset and lease liability for leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the nine months ended September 30, 2022, noting the Company has reflected the Reverse Recapitalization pursuant to the Business Combination as of and for the nine months ended September 30, 2021, within the unaudited condensed financial statements.
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
As of September 30, 2022 and December 31, 2021, the Company had $144.7 million and $60.6 million, respectively, of assets located outside of the United States.
4.Business Combination
On June 25, 2021, Artius and Micromidas, Inc. (now known as Origin Materials Operating Inc., “Legacy Origin”) completed the Business Combination pursuant to the Merger Agreement with Legacy Origin surviving the merger as a wholly owned subsidiary of Artius, which became Origin Materials, Inc. Cash proceeds from the Business Combination totaled approximately $467.5 million, which included funds held in Artius’s trust account and the completion of the concurrent PIPE and Backstop Financing.
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

The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Legacy Origin issuing stock for the net assets of Artius, accompanied by a recapitalization, with Artius treated as the acquired company for accounting purposes. The determination of Artius as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Legacy Origin will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy Origin’s senior management will comprise all of the senior management of the combined company. The net assets of Artius were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Legacy Origin. The shares and corresponding capital amounts and loss per share related to Legacy Origin’s outstanding convertible preferred stock and Common Stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Legacy Origin share for approximately 2.11 shares of the Company, the “Exchange Ratio”).
5.Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted the new standard as of January 1, 2022. The adoption of the standard had no material impact.
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
6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$103,470	$—	$—	$103,470
Marketable securities	—	258,733	—	258,733
Derivative asset	—	1,826	—	1,826
Total fair value	$103,470	$260,559	$—	$364,029
Liabilities:
Assumed common stock warrants (Public)	$25,357	$—	$—	$25,357
Assumed common stock warrants (Private Placement)	—	11,893	—	11,893
Earnout liability	—	—	64,197	64,197
Total fair value	$25,357	$11,893	$64,197	$101,447

	Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$47,127	$—	$—	$47,127
Marketable securities	—	397,458	—	397,458
Derivative asset	—	202	—	202
Total fair value	$47,127	$397,660	$—	$444,787
Liabilities:
Assumed common stock warrants (Public)	$35,983	$—	$—	$35,983
Assumed common stock warrants (Private Placement)	—	16,877	—	16,877
Earnout liability	—	—	127,757	127,757
Derivative liability	—	103	—	103
Total fair value	$35,983	$16,980	$127,757	$180,720

The following table sets forth a summary of the activities of the Company’s redeemable convertible preferred stock warrant liability and embedded components of the stockholder convertible notes payable, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

Redeemable Convertible Preferred Stock Warrants	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning warrants liability balance	$—	$—	$—	$19,233
Change in fair value of warrants liability	—	—	—	35,908
Reclassification to APIC upon recapitalization	—	—	—	(55,141)
Ending warrant liability balance	$—	$—	$—	$—

Embedded Derivative - Stockholder Convertible Notes Payable	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning derivative liability balance	$—	$—	$—	$1,239
Change in fair value of derivative liability	—	—	—	(1,239)
Additional derivative liability	—	—	—	—
Ending derivative liability balance	$—	$—	$—	$—
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
As of September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of September 30, 2022 and December 31, 2021. The following table summarized the marketable securities by major security type as follows:

	As of September 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$163,671	$—	$(6,827)	$156,844
Asset-backed securities	84,387	—	(4,481)	79,906
U.S. government and agency securities	19,509	—	(1,052)	18,457
Foreign government and agency securities	1,655	—	(85)	1,570
Municipal/provincial bonds and other	2,000	—	(44)	1,956
Total marketable securities	$271,222	$—	$(12,489)	$258,733

	As of December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$274,939	$100	$(1,725)	$273,314
Asset-backed securities	96,713	190	(199)	96,704
U.S. government and agency securities	20,235	—	(64)	20,171
Foreign government and agency securities	3,262	—	(19)	3,243
Municipal/provincial bonds and other	4,000	5	—	4,005
Total	$399,149	$295	$(2,007)	$397,437
Pending purchases and sales	21	—	—	21
Total marketable securities	$399,170	$295	$(2,007)	$397,458
Any realized gains and losses and interest income are included in other income on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
During the nine months ended September 30, 2022, we sold marketable securities for proceeds of $2,587.6 million and realized a gain of $1.3 million as a result of those sales. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $279.3 million and $346.3 million as of September 30, 2022 and December 31, 2021, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of September 30, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$83,677	$68,332	$4,835	$156,844
Asset-backed securities	—	4,095	75,810	79,905
U.S. government and agency securities	—	7,679	10,778	18,457
Foreign government and agency securities	1,250	—	320	1,570
Municipal/provincial bonds and other	1,957	—	—	1,957
Total marketable securities	$86,884	$80,106	$91,743	$258,733

	As of December 31, 2021
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$92,559	$134,199	$46,556	$273,314
Asset-backed securities	—	2,000	94,704	96,704
U.S. government and agency securities	—	7,995	12,176	20,171
Foreign government and agency securities	2,877	—	366	3,243
Municipal/provincial bonds and other	2,002	2,003	—	4,005
Total	$97,438	$146,197	$153,802	$397,437
Pending purchases and sales	21	—	—	21
Total marketable securities	$97,459	$146,197	$153,802	$397,458

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
Derivative Asset and Liability
Beginning in the year ended December 31, 2021, the Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense). The Company recognized a net gain of $1.1 million and $1.7 million during the three and nine months ended September 30, 2022, respectively, and a net loss of zero and $1.4 million during the three and nine months ended September 30, 2021, respectively, on the fair value adjustment of the foreign currency derivative contracts.
7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Land	$11,187	$912
Pilot plant	5,968	5,517
Lab equipment	3,037	2,227
Machinery and equipment	899	655
Computer and other equipment	611	388
Construction in process	97,619	55,026
	119,321	64,725
Less accumulated depreciation and amortization	(7,923)	(7,540)
Total property, plant, and equipment, net	$111,398	$57,185
For the three months ended September 30, 2022 and 2021, depreciation expense totaled $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense totaled $0.5 million and $0.3 million, respectively.
At September 30, 2022 and December 31, 2021, the Company capitalized $1.0 million and $0.9 million, respectively, of interest cost into Origin 1. At September 30, 2022, the Company capitalized $0.6 million of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended use. At September 30, 2022 and December 31, 2021 a cumulative translation adjustment of $4.0 million and $(0.1) million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.

8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Patents	$400	$432
Less accumulated amortization	(232)	(217)
Total intangible assets	$168	$215

The weighted average useful life of the patents was 4.7 years. For the three and nine months ended September 30, 2022 and 2021, amortization expense was $0.0 million.
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
In 2020, an additional counterparty, that is an unrelated party, was added to the consortium agreement. Under the consortium agreement which was recorded as other income, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Company received zero during three months ended September 30, 2022 and 2021 and zero and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively.
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
In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of September 30, 2022, the Legacy Origin Series C Investor had not invested any funds in the consortium.
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
Our Offtake Agreements with two customers, who are Legacy Origin stockholders, allowed those customers to terminate the agreements and seek liquidated damages if specified construction and product delivery requirements are not satisfied.

One of those Offtake Agreements has been amended to eliminate these construction and product delivery requirements and the associated liquidated damages provisions. On August 1, 2022, the Company amended its Offtake Agreement and related secured promissory note with one of its customers who is a Legacy Origin stockholder. The amendment converted the customer's obligation to purchase a specified annual amount of product from Origin 1 into an option to make a one-time purchase from Origin 1 and eliminated certain construction and delivery milestones and associated liquidated damages provisions applicable in the event those milestones were not met. In addition, the amendment reflected the customer's exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years. The related promissory note was amended to make each of three fixed repayments three months earlier and to allow the customer to offset amounts due under the amended Offtake Agreement against amounts owed under the amended note.
The other Offtake Agreement continues to allow the customer to terminate the agreement and seek liquidated damages if specified requirements are not satisfied. For example, under the agreement, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.3 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively.
The Company believes enforcement of the liquidated damages provision under the foregoing Offtake Agreement is not probable and expects to secure amendments to this Offtake Agreement pursuant to its ongoing discussions with the customer. However, the Company cannot guarantee that it will be successful in amending this Offtake Agreement.
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
In January 2021, the Company amended the Bridge Notes to extend the maturity date from March 31, 2021 to September 30, 2021. The amendment also added a SPAC transaction to the conversion provision such that the Bridge Notes convert if the Company issues at least $50.0 million of shares of a new series of preferred stock or closes a SPAC transaction (each a “Qualified Financing”) prior to maturity. In a Qualified Financing that is a preferred stock issuance, the notes convert at 70% of the cash price paid per share for the preferred shares. In a Qualified Financing that is a SPAC transaction, the notes convert at the lesser of (i) 70% of the per share value attributed to the shares of the Company’s common stock as set forth in the Merger Agreement or (ii) the per share value that would be attributed to the Company’s common stock assuming a pre-transaction valuation of the Company in connection with the SPAC transaction of $700.0 million. These notes fully converted into the Company common stock upon consummation of the Business Combination (see Note 4).
In February 2021 the Company issued $10.0 million of new, unsecured convertible notes (the “Convertible Notes”). The Convertible Notes bore an annual interest rate of 8% and matured on September 30, 2021, unless converted. If the Company issues at least $50.0 million worth of shares of a new series of preferred stock prior to maturity or closes a SPAC transaction (each a “Qualified Financing”), the outstanding principal and unpaid accrued interest will convert at 80% of the per share price of the new series of preferred stock or, in the case of a SPAC transaction, at 80% of the per share value attributed to the shares of the Company’s common stock as set forth in the Merger Agreement. Upon a Change of Control (other than a Qualified Financing), as defined in the Convertible Notes, the Company will repay purchasers in cash an amount equal to the outstanding principal and accrued interest plus a repayment premium equal to 100% of the outstanding principal amount of the notes. Debt issuance costs are recorded against the outstanding payable balance. These notes fully converted into the Company common stock upon consummation of the Business Combination (see Note 4).

Legacy Stockholder Note
In November 2016, the Company received a $5.0 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, the Company and legacy stockholder amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and legacy stockholder further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million which is the sum of the original principal with accrued interest prior to the amendment. As a result, the repayment dates were revised and to allow the Legacy Origin stockholder to offset amounts owed for the purchase of product from the Company's Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). At September 30, 2022 and December 31, 2021, the total debt outstanding was $5.8 million and $5.2 million, respectively.
Legacy Related Party Other Liabilities, Long-term
In November 2016, the Company received a $5.0 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 0.25% (3.39% at September 30, 2022) and matures five years from the commercial operation date of Origin 1. At September 30, 2022 and December 31, 2021 the total note principal outstanding was $5.1 million and accrued interest outstanding was $0.2 million and $0.1 million, respectively.
12.Other Liabilities, Long-term
In September 2019, the Company entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At September 30, 2022 and December 31, 2021, the total amount outstanding on this agreement was $2.5 million.
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
(a)the volume weighted average price of Common Stock (“VWAP”) equaling on exceeding $15.00 for ten (10) consecutive trading days during the three (3) year period following the Closing Date;
(b)the VWAP equaling or exceeding $20.00 for ten (10) consecutive trading days during the four (4) year period following the Closing Date; or
(c)the VWAP equaling or exceeding $25.00 for ten (10) consecutive trading days during the five (5) year period following the Closing Date.
A Sponsor Letter Agreement was delivered in connection with the Merger such that 4.5 million of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject forfeiture based on the same vesting requirements as the Earnout Shares. These shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 72%, and interest rate of 4.10%. At September 30, 2022 and December 31, 2021 the balance of the earnout liability was $64.2 million and $127.8 million, respectively. A gain of $15.1 million and $63.6 million was recorded in the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, a gain of $21.5 million and $67.0 million, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in the change in fair value of earnout liability.
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than the fifth year following the earlier of (1) the year in which the Company completes construction of Origin 1 or (2) March 2023. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company recorded a liability of $6.3 million and $6.8 million at September 30, 2022 and December 31, 2021, respectively, on the Condensed Consolidated Balance Sheets in Canadian government research and development program liability.
15.Assumed Common Stock Warrants
As of September 30, 2022 there are 35,476,627 warrants outstanding.

As part of Artius’s initial public offering, 24,149,960 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire on June 25, 2026 at 5:00p.m., New York City time, or earlier upon redemption or liquidation. The Public Warrants are listed on the Nasdaq under the symbol “ORGNW.”
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
The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured on the September 30, 2022 and December 31, 2021 Condensed Consolidated Balance Sheets at $37.3 million and $52.9 million, respectively, with a loss of $1.4 million and a gain of $15.6 million recorded in the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, a gain of $13.5 million and loss of $7.4 million, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of September 30, 2022, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2022, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 142,703,935 and 141,301,569 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of September 30, 2022 and December 31, 2021, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our board of directors, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.

Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our board of directors. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the ESPP was automatically increased by 1,875,780. As a result, as of September 30, 2022, the number of shares available for issuance under the ESPP was 3,722,490. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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
Origin may grant a wide variety of equity securities under the Stock Plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards, and other awards. The Company has granted incentive stock options, RSU awards, and performance awards under the Stock Plans. Under the Stock Plans, options must be issued at exercise prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plan generally vest 25% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years). RSU awards granted to employees under the 2021 Equity Incentive Plan require a service period of three years and generally vest 33.3% annually over the three-year service period. Under the Stock Plans, the fair value of RSU awards and performance-based stock awards are determined to be the grant date closing stock price. For awards with performance-based conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The performance-based stock awards are subject to vesting based on a performance-based condition and a service-based condition. The performance-based stock awards will vest in a percentage of the target number of shares between 0% and 300%, depending on the extent the performance conditions are achieved. At September 30, 2022, the Company had not yet determined the performance conditions are probable of being met, therefore no stock compensation was accrued.

Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 9,378,902 shares pursuant to the 2021 Plan’s “evergreen” provision. As a result, as of September 30, 2022, there were 27,846,011 shares of Common Stock reserved under the Stock Plans.
The following tables summarize the activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2021	7,892,857	$0.19	7.31
Granted	—	—
Exercised	(117,420)	0.29
Forfeited / canceled	—	—
Balance as of March 31, 2022	7,775,437	$0.19	7.16
Granted	—	—
Exercised	(827,296)	0.28
Forfeited / Canceled	(9,569)	0.63
Balance as of June 30, 2022	6,938,572	$0.18	7.63
Granted	—	—
Exercised	(325,001)	0.32
Forfeited / Canceled	—	—
Balance as of September 30, 2022	6,613,571	$0.17	7.54
Vested and expected to vest at September 30, 2022	6,613,571
During the three and nine months ended September 30, 2022, the Company did not grant any stock options. As of September 30, 2022 and December 31, 2021, there were 18,712,559 and 11,285,104 awards, respectively, available for grant under the Stock Plans. As of September 30, 2022 and December 31, 2021 there were 3,513,417 and 4,130,184 exercisable options, respectively. The aggregate intrinsic value of options vested and expected to vest at September 30, 2022 and December 31, 2021 were $33.0 million and $49.3 million. As of September 30, 2022 and December 31, 2021, the Company had stock-based compensation of $5.5 million and $6.6 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.9 years and 2.6 years, respectively.
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

The following table summarizes the RSU award and performance-based stock award activity for the nine months ended September 30, 2022:

	Outstanding	Weighted-average grant date fair value
Balance at December 31, 2021	2,907,005	$7.35
Granted - RSU awards	221,040	5.33
Granted - performance-based stock awards	372,000	5.33
Balance March 31, 2022	3,500,045	$7.01
Granted - RSU awards	82,889	6.70
Granted - performance-based stock awards	133,500	6.70
Vested - RSU awards	(132,649)	7.35
Forfeited - RSU awards	(23,832)	6.23
Forfeited - performance-based stock awards	(32,500)	6.22
Balance June 30, 2022	3,527,453	$6.99
Granted - RSU awards	261,553	6.20
Forfeited - RSU awards	(9,203)	5.84
Balance September 30, 2022	3,779,803	$6.93
Expected to vest	3,779,803
The RSU awards, which upon vesting entitle the holder to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. As of September 30, 2022, the performance conditions for the granted performance-based stock awards were not probable of being met, therefore no performance award stock compensation has been recorded. Zero and 132,649, RSU awards vested during the three and nine months ended September 30, 2022, respectively, and no performance-based stock awards vested during three and nine months ended September 30, 2022. No RSU awards or performance-based stock awards were granted as of September 30, 2021. The vesting period for RSU awards is three years generally. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $6.1 million as of September 30, 2022 and will be amortized on a straight-line basis over the remaining vesting periods. Total remaining compensation expense for performance-based stock awards to be recognized under the 2021 Equity Incentive Plan is $18.4 million as of September 30, 2022 and will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the three months ended September 30, 2022 and 2021, stock compensation expense of $0.8 million and $0.5 million, respectively, and during the nine months ended September 30, 2022 and 2021, stock compensation expense of $2.9 million and $3.8 million, respectively, was recognized in general and administrative expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
During the three months ended September 30, 2022 and 2021 stock compensation expense of $0.3 million and $0.1 million, respectively, and during the nine months ended September 30, 2022 and 2021, stock compensation expenses of $1.5 million and $1.0 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
17.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2022 and 2021. The Company continues to maintain a full valuation allowance on its net deferred tax assets..

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
19.    Commitments and Contingencies
Commitments
In connection with the closing of the Business Combination, the Company entered into the Investor Rights Agreement on June 25, 2021 (the “Investor Rights Agreement”), pursuant to which the holders of Registrable Securities (as defined therein) became entitled to, among other things, customary registration rights, including demand, piggy-back and shelf registration rights. The Investor Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act. On July 15, 2021, the Company registered the Registrable Securities for resale pursuant to a Registration Statement on Form S-1, as amended (File No. 333-257931), which became effective on July 30, 2021. The Company filed Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on Form S-3 (File No. 333-257931), which became effective on August 8, 2022.
In May 2018, the Company executed operating and maintenance agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. The total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.9 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively.
In May 2019, the Company also concurrently executed a take-or-pay steam supply agreement commencing by October 1, 2019, through December 31, 2022, whereby the Company will receive up to 25% for the first year and 50% thereafter of the steam generated, up to 140,000 MMBTUs per year. The price paid for the steam is based on a fixed amount plus the supplier’s cost of natural gas, as defined in the agreement. The total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.2 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively.
In May 2018, the Company entered into a joint development agreement (the “JDA”) with a legacy stockholder to evaluate alternative uses for one of the Company’s products. The term of the JDA is the later of (i) 3 years from the JDA effective date and (ii) the final expected development program completion date as specified in the JDA. There were no expenses under this agreement for the three and nine months ended September 30, 2022 or 2021.
Patent licenses
In July 2017, the Company entered into a nonexclusive patent license agreement for $0.1 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, the Company will pay less than $0.1 million minimum royalty payments per year and, if the Company develops and sells certain products based on the licensed patents. Certain products that Origin is currently developing and anticipates selling are expected to utilize these patents.

In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three and nine months ended September 30, 2022 or 2021.
In November 2016, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company produces products based on the patent, the Company will pay an annual royalty upon commencement of operations on Origin 1 which will not exceed $1.0 million cumulatively. The pipeline of Company products and sales are not currently expected to be subject to this patent. The annual royalty payments is less than $0.1 million.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three and nine months ended September 30, 2022 or 2021.
In June 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the licensed patent. Under this agreement, the Company pays less than $0.1 million royalty fee annually and if the Company develops and sells specific products based on the patent, 0.4% of net sales. The pipeline of Company products and sales are not currently expected to be subject to this patent.
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At September 30, 2022 and December 31, 2021, there were no claims or legal proceedings.

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

(In thousands, except for share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders—Basic	$8,299	$27,893	$62,576	$36,853
Net income attributable to common stockholders—Diluted	$8,299	$27,893	$62,576	$36,853
Denominator:
Weighted-average common shares outstanding—Basic (1)	138,061,829	136,749,956	137,348,180	89,244,640
Stock options	4,126,256	4,490,009	4,748,417	4,784,416
RSU awards	8,929	—	37,963	—
Weighted-average common shares outstanding—Diluted (1)	142,197,014	141,239,965	142,134,560	94,029,056
Net income per share—Basic	$0.06	$0.20	$0.46	$0.41
Net income per share—Diluted	$0.06	$0.20	$0.44	$0.39
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares as of September 30, 2022 and 2021.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. As of September 30, 2022 and 2021, options for 1,481,531 shares of common stock, performance awards for 2,610,500 shares and 0 shares, respectively, of common stock, earnout shares for 25,000,000 shares of common stock, and Sponsor Vesting Shares for 4,500,000 shares of common stock were excluded from the table below because they are subject to market or performance conditions that were not achieved as of September 30, 2022 and 2021.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Origin Materials, Inc. (the “Company”) makes forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.
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
•the ability to maintain the listing of the Company’s Common Stock on the Nasdaq; and
•the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic, sanctions imposed against Russia following its military intervention in Ukraine, global supply chain disruptions, increased inflationary pressure, labor market constraints, and other macroeconomic factors.

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
We are currently developing and constructing our first manufacturing plant in Ontario, Canada (“Origin 1”), with mechanical completion expected in December 2022. We are also currently in the planning phase for the construction of a significantly larger manufacturing plant (“Origin 2”), which is expected to become operational in 2025.
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
Change in Fair Value of Earnout Liability
The change in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Business Combination. We expect to recognize an incremental income (expense) for the fair value adjustments of the outstanding liability at the end of each reporting period.
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
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined in accordance with U.S. GAAP, we disclose Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) as a non-U.S. GAAP measure. This measure is not a financial measure calculated in accordance with U.S. GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$8,299	$27,893	$62,576	$36,853
Stock based compensation	1,146	636	3,719	4,808
Depreciation and amortization	180	126	488	363
Interest income	(2,309)	—	(6,077)	—
Interest expense, net of capitalized interest	—	—	—	2,839
Change in fair value of derivative liabilities	(1,129)	—	(1,725)	1,426
Change in fair value of warrants liability	1,419	(13,481)	(15,610)	7,363
Change in fair value of earnout liability	(15,147)	(21,511)	(63,561)	(67,008)
Professional fees related to completed mergers	—	640	—	640
Other income, net	(879)	(27)	(1,577)	(651)
Adjusted EBITDA	$(8,420)	$(5,724)	$(21,767)	$(13,367)
Results of Operations
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Nine Months Ended September 30,
(in thousands)	2022	2021	Variance $	Variance %
Operating expenses:
Research and development	$8,717	$5,605	$3,112	56%
General and administrative expenses	16,769	13,210	3,559	27%
Depreciation and amortization	488	363	125	35%
Total operating expenses and loss from operations	25,974	19,178	6,796	35%
Other (income) expenses:
Interest income	(6,077)	—	(6,077)	100%
Interest expense, net of capitalized interest	—	2,839	(2,839)	(100)%
Change in fair value of derivative liabilities	(1,725)	1,426	(3,151)	(221)%
Change in fair value of warrant liability	(15,610)	7,363	(22,973)	(312)%
Change in fair value of earnout liability	(63,561)	(67,008)	3,447	(5)%
Other income, net	(1,577)	(651)	(926)	142%
Total other income, net	(88,550)	(56,031)	(32,519)	58%
Net income	$62,576	$36,853	$25,723	70%
Research and Development Expenses
Research and development expenses increased $3.1 million, or 56%, during nine months ended September 30, 2022 compared to the same period in 2021. The increase is mainly attributed to an increase of $1.4 million for general facilities expense, $0.8 million net increase in payroll costs due to increased headcount, and $0.4 million increase in professional fees.

General and Administrative Expenses
General and administrative expenses increased $3.6 million, or 27%, during nine months ended September 30, 2022 compared to the same period in 2021. The increase is mainly due to $2.7 million increase in professional and legal fees, $1.4 million increase in insurance, $1.3 million increase in general facilities expense, and $1.1 million increase in payroll cost and travel expense, partially offset by $3.1 million reclassification of financing costs to executed SPAC merger for prior year.
Interest income
Interest income increased $6.1 million, or 100%, during nine months ended September 30, 2022 compared to the same period in 2021. This increase was related entirely to interest income from investments in marketable securities.
Interest expense, net of capitalized interest
Interest expense decreased $2.8 million, or (100)%, during nine months ended September 30, 2022 compared to the same period in 2021. The decrease is due to stockholder convertible notes being reclassified to equity in June 2021.
Change in fair value of derivative liabilities, warrant liability, and earnout liability
The Company recognized an aggregate gain on the change in the fair values of the derivative liabilities, the warrant liability, and the earnout liability of $22.7 million during nine months ended September 30, 2022 compared to the same period in 2021. The decrease in fair value of earnout liability of $3.4 million is the result of the Business Combination, which resulted in the Company recording an earnout liability at closing of the Business Combination, with subsequent changes in the fair value recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The $23.0 million increase in fair value of warrant liability is the result of the Company recording $7.4 million of expense due to the increasing likelihood of the merger resulting in a significant decrease in the value of the warrants. These resulted in a combined increase in fair value of $15.6 million for the nine months ended September 30, 2022. The movement in these instruments' fair values are driven by the value of the Company's stock price. The changes in derivative liabilities were due to a $3.2 million increase in fair value.
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Three Months Ended September 30,
(in thousands)	2022	2021	Variance $	Variance %
Operating expenses:
Research and development	$3,732	$1,957	$1,775	91%
General and administrative expenses	5,834	5,043	791	16%
Depreciation and amortization	180	126	54	42%
Total operating expenses and loss from operations	9,746	7,126	2,620	37%
Other (income) expenses:
Interest income	(2,309)	—	(2,309)	100%
Change in fair value of derivative liability	(1,129)	—	(1,129)	100%
Change in fair value of warrant liability	1,419	(13,481)	14,900	(111)%
Change in fair value of earnout liability	(15,147)	(21,511)	6,364	(30)%
Other income, net	(879)	(27)	(852)	3156%
Total other income, net	(18,045)	(35,019)	16,974	(48)%
Net Income	$8,299	$27,893	$(19,594)	(70)%

Research and Development Expenses
Research and development expenses increased $1.8 million, or 91%, during three months ended September 30, 2022 compared to the same period in 2021. The increase is due primarily to $0.6 million increase in payroll cost and $0.4 million increase in general facilities expense and $0.5 million increase in professional services cost and travel expense.
General and Administrative Expenses
General and administrative expenses increased $0.8 million, or 16%, during three months ended September 30, 2022 compared to the same period in 2021. The increase is primarily attributable to $0.7 million increase in payroll cost and $0.5 million increase in general facilities expense, partially offset by $0.7 million decrease in insurance expense.
Interest income
Interest income increased $2.3 million, or 100%, during three months ended September 30, 2022 compared to the same period in 2021. Interest income is generated from Company's investment of the funds resulted from the business combination deal in the money market, corporate bonds and miscellaneous other forms of investments.
Change in fair value of derivative liability, warrant liability, and earnout liability
The fair values of the derivative liability, the warrant liability, and the earnout liability decreased a total of $20.1 million during three months ended September 30, 2022 compared to the same period in 2021. The earnout liability and a portion of the change in the warrant liability are from newly created liabilities from the Business Combination, with a combined decrease in fair value of $21.3 million resulting from the change in fair value of these instruments over the period from the closing of the Business Combination, partially offset by the fair value of $1.1 million resulting from an increase in fair value of derivative liability. The movement in these instruments' fair values are driven by the value of the Company's stock price.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. Origin had $362.2 million and $444.6 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2022 and December 31, 2021, respectively. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We have not yet generated any revenue from our business operations. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
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
In April 2020, Legacy Origin received an unsecured loan in the amount of $0.9 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program was established under the CARES Act and is administered by the U.S. Small Business Administration. The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. This loan was repaid on June 24, 2021.
As of September 30, 2022 and December 31, 2021, we had $6.3 million and $6.8 million of indebtedness under a Canadian government program, respectively, of which zero was received during the three and nine months ended September 30, 2022, and $0.3 million and $0.3 million was received during the three and nine months ended September 30, 2021, respectively. Additionally, as of September 30, 2022, we had liability balances consisting of a $5.3 million legacy related party liability with accrued interest, a $5.8 million stockholder note with accrued interest, and a $2.5 million customer prepayment. As of December 31, 2021, we had liability balances consisting of a $5.7 million legacy related party liability with accrued interest, a $5.2 million stockholder note with accrued interest, and a $2.5 million customer prepayment.
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
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin's Origin 1 facility against amounts due under the note. At September 30, 2022 and December 31, 2021, the total aggregate principal amount of debt outstanding was $5.2 million and $5.2 million and accrued interest totaled $0.6 million and $0.5 million, respectively.

Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 0.25% (3.39% at September 30, 2022) and matures five years from the commercial operation date of Origin 1. At September 30, 2022 and December 31, 2021 the total note principal outstanding was $5.1 million and $5.1 million plus accrued interest of $0.2 million and $0.1 million, respectively.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At September 30, 2022 and December 31, 2021, the total amount outstanding on this agreement was $2.5 million.
Cash Flows for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
The following table shows a summary of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(9,462)	$(15,616)
Net cash provided by (used in) investing activities	69,983	(5,113)
Net cash provided by financing activities	371	478,674
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(4,549)	(41)
Net increase in cash	$56,343	$457,904
Cash Used in Operating Activities
Net cash used in operating activities was $9.5 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $15.6 million over the same period in 2021. The decrease in cash used in operating activities was primarily attributable to an increase in accounts payable and accrued expenses related to increased construction activities. In addition, the Company made an approximately $5.0 million deposit during third quarter 2022 towards securing a license to technologies that can be used to produce high margin downstream products using our intermediate products as feedstock.

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $70.0 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $5.1 million over the same period in 2021. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment, purchase of intangible asset and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to increase substantially in the near future as we fully build out Origin 1 as well as acquire the property, plant and equipment for Origin 2. The change was primarily related to the maturities of marketable securities of $124.3 million for the nine months ended September 30, 2022, compared to zero for the same period in 2021. Also, cash used to purchase property, plant and equipment of $56.6 million for the nine months ended September 30, 2022 which included $8.5 million paid during the third quarter 2022 to complete the purchase of the land in Geismar, Louisiana for Origin 2, compared to $5.1 million used for the same period in 2021.
The Company continues to increase activity related to the construction of Origin 1 and Origin 2, which is the main driver of the variation in cash used in investing activities between the two periods.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $478.7 million over the same period in 2021. The cash provided by financing activities during 2021 was primarily related to funds generated from business combination, net of issuance costs, of $467.5 million.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of September 30, 2022, consisted of:
•The total cost of Origin 1, our initial plant, under construction in Sarnia, Ontario, Canada and Origin 2 is projected to cost over $1.1 billion, including amounts spent through September 30, 2022. These costs, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements which have not yet been secured, until such time as Origin 2 is operational.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022 (the “Annual Report”). There have been no material changes to our critical accounting policies and estimates since our Annual Report. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
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
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $362.2 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries' functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Certain marketable debt securities may be denominated in foreign currencies. At September 30, 2022, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this Report. Based on this evaluation, our Co-Chief Executive Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
•We have offtake agreements with a limited number of customers, as well as capacity reservation agreements with these and other customers, from which we expect to generate most of our revenues in the near future. The loss of one or more of our significant customers, a substantial reduction in their orders, their failure to exercise customer options to enter into new offtake agreements or purchase product, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. Our customers may decide not to convert their capacity reservations to offtake agreements, which would impact the amount of revenue we expect to recognize from these agreements.
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
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. For the years ended December 31, 2020 and 2019, we had net losses of $30.3 million and $0.5 million, respectively. For the year ended December 31, 2021, we had a net income of $42.1 million and net cash used in operations of $22.0 million. As of September 30, 2022, we had retained earnings of $5.8 million.
We expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we will not generate revenue until 2023 and do not expect to reach commercial scale production until 2025. Even if we are able to commercialize our products and generate revenue from product sales, we may not become profitable for many years, if at all.
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
We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $97.8 million.

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
Our projected financial performance and results of operations, including our ability to achieve commercial scale production, depend on our ability to construct several commercial scale plants. While we expect the Origin 1 plant with mechanical completion expected in December 2022, we do not expect the Origin 2 plant to be operational until 2025, and our expansion to additional commercial scale plants is not planned to commence until 2027. In particular, except for Origin 2, subject to finalization of economic incentives, we have not selected a site for any of our future planned plants, and may have difficulty finding a site with appropriate infrastructure and access to raw materials. With respect to these future plants, we also do not have agreements with engineering, procurement or construction firms. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants. If we are unable to construct these plants within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our plants, a stoppage of construction as a result of the COVID-19 pandemic, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, and issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted.

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
Our offtake agreements with certain customers allow those customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under one of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.3 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively. Our offtake agreement with a second customer is terminable by that customer if commercial operation or delivery of product from Origin 1 has not occurred by December 31, 2022.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located in the European Economic Area (“EEA”) and the UK, respectively. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20.0 million euros or 4% of annual global revenue, whichever is greater. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. We also target customers in Asia, and may be subject to new and emerging data privacy regimes in Asia, such as China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) will govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our Board. These and other provisions in our Certificate of Incorporation and our Bylaws under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our Common Stock and result in the market price of our Common Stock being lower than it would be without these provisions.
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
•profitability of our products;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, such as inflation and increasing interest rates, which may increase the risk of a potential recession;
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
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, may be able to be sold in the public market. We are unable to predict the effect that sales may have on the prevailing market price of Common Stock and Public Warrants.
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
Our Warrants are issued in registered form under the Warrant Agreement between the warrant agent and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a Warrant.

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
As of September 30, 2022 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Plan and the ESPP, we may issue an aggregate of up to 27,846,011 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 4.Mine safety disclosures
Not applicable.
Item 5. Other Information
None

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

ORIGIN MATERIALS, INC.

Date: November 3, 2022	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: November 3, 2022	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: November 3, 2022	By:	/s/ Nate Whaley
Nate Whaley
Chief Financial Officer