Form 10-K
period 2022-12-31
Origin Materials, Inc.
filed 2023-02-23
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
_____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $5.12 for shares of the Registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $630.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had issued and outstanding an aggregate of 143,099,850 shares of common stock as of February 16, 2023.
Documents Incorporated by Reference
Specified portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2022 ("Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K (this "Annual Report"). Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report.

INTRODUCTORY NOTE

Origin Materials, Inc., formerly known as Artius Acquisition Inc. ("Artius"), was originally registered under the Companies Law of the Cayman Islands on January 24, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On June 25, 2021, we consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of February 16, 2021 (as amended by the letter agreement dated March 5, 2021, as it may be further amended from time to time) (the "Merger Agreement"), by and among Artius, Zero Carbon Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Artius (the "Merger Sub"), and Micromidas, Inc., a Delaware corporation doing business as Origin Materials ("Legacy Origin"). Pursuant to the terms of the Merger Agreement, we effected a business combination with Legacy Origin through the merger of Merger Sub with and into Legacy Origin, with Legacy Origin surviving as the surviving company and as our wholly-owned subsidiary. We refer to this as the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”. In connection with the closing of the Business Combination (such time is referred to herein as the "Effective Time"), we changed our name to Origin Materials, Inc.

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Origin,” “we,” “us,” “our” and similar terms refer to Origin Materials, Inc. (f/k/a Artius Acquisition Inc.) and its consolidated subsidiaries (including Legacy Origin). References to “Artius” refer to the predecessor company prior to the consummation of the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Origin Materials, Inc. (the "Company") makes forward-looking statements in this Annual Report (this “Annual Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.
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
•the Company’s ability to procure and store necessary raw materials;
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

RISK FACTOR SUMMARY
The following risk factors summary and other information included in this Annual Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see item 1A titled “Risk Factors” for more detailed descriptions of each risk factor.
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
•We plan to rely initially on a limited number of plants as our primary sources of revenue and to meet customer demand in the near-term.
•We have not produced our products in large commercial quantities and may not manage growth effectively.
•Our offtake agreements with certain customers include liquidated damages, advance repayment and/or termination provisions that may be triggered if we fail to timely complete plant construction or commence our commercial operations.
•We plan to rely on a limited number of customers for a significant portion of our near-term revenue.
•Our industry is highly competitive, and we may lose market share to producers of products that can be substituted for our products, which may have an adverse effect on our results of operations and financial condition.
•Increases or fluctuations in the costs of our raw materials or other operating costs may affect our cost structure.
•Our suppliers may fail to deliver raw materials according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these supplies effectively.
•We have entered and may enter in the future into collaborations, strategic alliances, and licensing arrangements that involve significant risks and may not produce the benefits we anticipate.
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
Our chemicals can be converted into both “drop-in” materials and new materials with differentiated functional performance. The “drop-in” products are chemically fungible with those produced from petroleum-based raw materials, and therefore these “drop-in” products can be fed into existing supply chains without modification to the equipment or production processes of our customers.
Origin's capability to produce carbon negative materials is protected by an intellectual property portfolio comprised of 23 patent families as well as trade secrets covering non-discoverable aspects of Origin's critical manufacturing processes.
We have developed strong partnerships with large, brand-name corporations determined to transition to sustainable materials to help meet their emissions reduction goals. For example, in 2017, we founded the “NaturALL Bottle Alliance” with Danone and Nestlé Waters, with PepsiCo joining in 2018, to accelerate the development of innovative packaging solutions made with 100% sustainable and renewable resources. Each member of the NaturALL Bottle Alliance has agreed to assist in establishing a supply chain for the production of the sustainable materials being developed by the NaturALL Bottle Alliance. Each member has also agreed to provide technical equipment, resources, know-how and scientific skills necessary for the performance of the NaturALL Bottle Alliance’s research and development program, and to be responsible for its own expenses. The members’ offtake agreements with us provide additional financial support for the research and development program and the commercialization of sustainable materials under development by the NaturALL Bottle Alliance. In addition to being customers, Danone, Nestlé and PepsiCo also invested in Origin. We have also significantly expanded our customer and partnership base over time to other industries, including relationships with Kolon Industries, Ford Motor Company, Mitsubishi Gas Chemical, PrimaLoft, Solvay, AECI, Stepan, Mitsui & Co., Packaging Matters, Minafin Group, LVMH Beauty, Mitsubishi Chemical Group, Kuraray, Revlon, ATC Plastics, Intertex, and others.
We also expect to accelerate the development of high-performance products through technology collaborations and joint development agreements with current and prospective customers. In these relationships, we expect to supply expertise and materials, including products we manufacture at our Origin 1 plant, and our customer partner provides funding and its own expertise. Together, we work to test and establish market demand, product formulations, and specifications that meet the customer's needs in anticipation of that customer's purchase of commercial volumes of the co-developed product.

Our vision for the future is the replacement of fossil-based feedstocks and materials with non-food, plant-based feedstocks and materials, while capturing carbon in the process. Our decarbonizing platform technology potentially addresses an estimated $1.0 trillion dollar market opportunity, and we believe it can help revolutionize the production of a wide range of end products.

Our Platform Technology
We have developed a proprietary platform technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals chloromethylfurfural (“CMF”) and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as other oils and extractives and other co-products. At commercial scale, our platform technology is expected to produce CMF and HTC with a negative carbon footprint. We believe these chemicals can replace petroleum-based inputs, lowering the carbon footprint of a wide range of materials without increasing cost or sacrificing performance.
CMF. CMF is a chemically flexible intermediate that can be converted into a variety of products, including paraxylene (“PX”), that can “drop in” to current supply chains to produce purified terephthalic acid (“PTA”), and subsequently polyethylene terephthalate (“PET”). Alternatively, CMF can be used to produce furandicarboxylic acid ("FDCA"), which can be converted into polyethylene furanoate (“PEF”). CMF and its derivatives can be used to produce numerous commodity and specialty chemicals. We have developed products made from CMF that can be used in applications such as food and beverage packaging and apparel and carpet fibers, and our product development pipeline includes applications such as adhesives, coatings and plasticizers.
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

1. Origin does not rely on any novel mechanical processes in its plants. All of Origin’s mechanical processes are standard mechanical processes utilized in the chemicals and refining industry.
Oils and Extractives. An "oils and extractives" co-products stream is produced alongside our CMF and HTC. We have made progress toward development of new products and applications such as biofuels from this stream, which may be incorporated into the design of Origin 2 and future plants. We believe such cellulose-derived, low carbon intensity biofuels could potentially be used in transportation and marine fuel, industrial applications, and heat and power generation.

Market Opportunity
Global Decarbonization Commitments
We believe that increasing consumer awareness and growing governmental initiatives are driving a shift in the global community towards decarbonized materials. The UN Paris Agreement of 2015, joined by 194 countries and the European Union to date, includes commitments to limit the global average temperature increase by 2100 to well below 2°C compared to pre-industrial levels. To achieve this target, the UN estimated in 2019 that annual carbon dioxide (“CO2”) emissions must be 15 gigatons lower than current nationally determined contributions imply.
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
The graphic below highlights some of the notable companies that have made public commitments, either in the press or on their websites, to decarbonization and their respective decarbonization targets:

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

Source: Origin Materials estimates (2020), Climate Watch (2020), the World Resources Institute (2020), ourworldindata.org.
Our platform technology can produce carbon-negative and low carbon replacements for chemicals that have many potential applications. Our platform technology is expected to address some of these applications as soon as its initial production capacity is online, and to address other potential applications over time. Origin's near-term and long-term addressable markets together exceed $1.0 trillion.

$390+ billion near-term market focus. We believe our technology can serve near-term markets representing an aggregate market opportunity that we believe is over $390 billion . These markets include polyesters for textiles, resin for packaging, solid fuels, activated carbon and carbon black for tires and polymer fillers. We expect the Origin plants projected to be built over the next decade to be able serve these markets.
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
In our near-term markets, we expect to compete with global oil and petrochemical companies and large international diversified chemical companies. Several of these producers are seeking to develop materials from renewable sources that could compete with our products. Moreover, a number of established companies and new entrants have announced intentions to develop renewable alternatives for existing chemical products used in our near-term focus markets.
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
•Abundant, low-cost and historically price-stable feedstock. Our platform technology can use timber and forest residues such as pine pulpwood, which is currently abundant and renewable, as its base-case feedstock. The feedstock for the pulp industry in North America is plentiful and the cost has historically been relatively low and stable compared with the cost of oil. The market for these wood-based feedstocks tends to be local due to relatively high transport costs, and therefore is insulated from typical commodity price volatility. Furthermore, our pulpwood feedstock does not compete for use as a food source, insulating our products from demand price pressures faced by other agricultural-based renewable feedstocks such as corn and sugarcane.
•Unit Economics. Our proprietary platform technology converts low-cost renewable feedstock into flexible chemical intermediates in a single catalytic reaction.
•Carbon Footprint. We believe our products can help enable prospective customers to achieve their net zero carbon emissions commitments by transitioning away from fossil-based materials towards materials made with our platform technology, which uses sustainable, non-food, plant-based feedstock. We estimate that a single 1 million dry metric ton per year input commercial scale Origin plant producing CMF and HTC can eliminate or avoid more than 1.3 million tons of emitted carbon annually.
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
Key elements of our strategy include:
Start-up of Origin 1 and launch construction of Origin 2:
•We are undertaking two significant initial capital projects: “Origin 1” and “Origin 2”. Origin 1 is a strategic asset which we plan to use to qualify higher-value applications for our intermediates CMF and HTC. At scale, Origin 2 is intended to focus on supplying products that serve our near-term markets of interest.

•Origin 1, the Company’s first commercial manufacturing plant, is mechanically complete, in-line with the previously disclosed timeline, with plant commissioning underway and the completion of plant commissioning and start-up expected in Q2 2023. We will use Origin 1 not just to scale our technology, but to produce samples in higher volumes than produced at our pilot facilities. We expect to gradually ramp up Origin 1 operations and, as we ramp, we will aim to optimally fulfill customer demand while we produce samples and qualify materials. We expect that Origin 1 revenue in this first year will be driven mostly by the pace at which the supply chain for this material can be activated and customer readiness to accept our materials.
•As of December 31, 2022, Origin 2 is in the project development stage. During 2022, we announced the completion of certain milestones, such as site selection of Geismar, Louisiana, owner's engineer selection and the approval by the Bond Commission of Louisiana and preliminary approval by the Louisiana Public Finance Authority, which could allow for the issuance of up to $1.5 billion tax-exempt bonds for the financing of the construction of Origin 2. We continue to make progress on front-end design, construction planning, and financing. The overall site plot plan and logistics plan have been developed and we have made progress on developing new products and applications which may be incorporated into the design of the plant, such as FDCA, PEF, as well as biofuels from an “oils and extractives” stream co-produced alongside CMF and HTC.
Sell-out contracted capacity in future plants years ahead of mechanical completion:
•We believe that our platform technology ideally positions Origin to address industry demand for carbon-negative and low-carbon materials. As of February 23, 2023, we had announced approximately $9.3 billion in contracted offtake agreements (including customer options, which may or may not be exercised) and capacity reservations. These agreements have terms ranging from 5-10 years and encompass production from one or more of Origin 1, Origin 2, Origin 3 and Origin 4. Our customers include Global Fortune 500 companies including Ford Motor Company and fellow NaturALL Bottle Alliance members Danone, Nestlé Waters, and PepsiCo, as well as Mitsubishi Gas Chemical, Kolon Industries, PrimaLoft, Solvay, Mitsui & Co., Ltd., Minafin Group, LVMH Beauty, Revlon, Mitsubishi Chemical Group, Kuraray, Intertex World Resources, ATC Plastics, and others. Because we believe that demand for our products from these and other existing and prospective customers will outpace supply for the foreseeable future, we expect that we will need to identify and prioritize sales to customers for applications that command the highest margins. Please see the section titled “Offtake Agreements” for additional information regarding our offtake agreements.
Expand and develop new partnerships across the value chain:
•Our strategy includes, among other things, engaging procurement and construction companies and enter into joint ventures for production, which would provide us with best-in-class capabilities to efficiently construct our plants. In addition, we expect to collaborate with partners who have the market knowledge and expertise to design compelling products and penetrate new markets. We believe that helping these partners build profitable new businesses and product lines using our cost-advantaged chemical intermediate platform enhances the value of our platform and promotes long-term committed customer relationships for an expanding and diversifying set of markets. We also intend to continue creating industry collaborations like the NaturALL Bottle Alliance and like our partner and customer relationships with Kolon Industries, Drive+, Alliance to End Plastic Waste, Ford Motor Company, Mitsubishi Gas Chemical, PrimaLoft, Solvay, and others, to commercialize decarbonizing solutions with the help of end users and brands. We intend to continue using demand from industry-leading brands to motivate and align the intermediate supply chain to meet carbon reduction commitments. We may also work with upstream partners to identify suitable aging or defunct pulp mills, convert key equipment components, and integrate those components into a refurbished and repurposed chemical plant. We expect this approach would enable us to partner with the existing forest products supply chains and government entities concerned with forest management and potential local labor and economic benefits associated with repurposing the pulp mills.
Continue development of next-gen materials and applications:
•Our strategy focuses on developing low and negative carbon materials for use in a variety of products, including textiles and fabrics, next generation packaging, paints, coatings, and epoxies, fillers for tires and other rubber products, fuels, and agricultural products.

•Our CMF product focus is on low or negative carbon polyesters. We intend to focus on improving polyesters with the incorporation of furanic content to make products such as “PETF” blended products, and we expect to focus on producing next generation high-performance polyesters with strong gas barrier and high heat resistance that can be fully recyclable with current technologies.
•Our HTC product focus is on energy-dense fuels. We intend to focus on developing carbon negative, carcinogen-free carbon black replacement for tires and other rubber and polymer filled materials. We also expect to focus on developing next generation agricultural products such as slow-release fertilizers as well as microbial and biologics delivery.
Develop new revenue streams through technology licensing:
•We have developed technologies to convert CMF and HTC into a variety of valuable end products, and expect to continue to develop these technologies. We expect, over time, to license this technology to relevant manufacturers of those end products while we supply the CMF and HTC to the licensees.
Our Products
The majority of our product output is comprised of versatile Furanic Intermediates. Depending on the specific feedstock, we may also produce several minority co-products, including levulinic acid, furfural, and and oils and extractives stream.
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
Oils and Extractives:

•An “oils and extractives” co-products stream is produced alongside our CMF and HTC. We have made progress toward development of new products and applications such as biofuels from this stream, which may be incorporated into the design of Origin 2 and future plants. We believe such cellulose-derived, low carbon intensity biofuels could potentially be used in transportation and marine fuel, industrial applications, and heat and power generation.
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

Offtake Agreements
From time to time, we enter into offtake agreements with customers, which generally provide for the purchase of specified volumes of product per year from one or more of our current and planned manufacturing facilities. To date, we have entered into eight offtake agreements with several counterparties, including certain current and Legacy Origin preferred stockholders such as Danone, Nestlé Waters, and Pepsi.
In November 2016, we entered into an offtake agreement with Nestlé Waters. The agreement has a 5-year term to purchase a specified amount of product per year from the Origin 1 facility.
In November 2016, we entered into an Offtake Agreement with Danone Asia Pte Ltd. ("Danone"). The agreement, which was amended in August 2022, comprises both an option for Danone to make a one-time purchase from Origin 1 and a separate agreement to purchase a specified annual amount of product from Origin 2 for an initial term of up to 10 years.

In connection with two of our offtake agreements, we received a $5.0 million prepayment from each of Nestlé Waters and Danone. These prepayments initially were expected to be credited against the purchase of product under those offtake agreements. Each prepayment was secured by a promissory note to be repaid in cash in the event Origin either did not complete construction of a certain facility, was unable to deliver product within a certain timeframe, or product sales were insufficient to recover the advances. Over the term of its offtake agreement, Nestlé Waters would receive credits totaling $7.5 million. If repaid in cash, each promissory note bears interest and an annual rate defined under the note or amendment thereto. In 2019, we agreed to amend the Danone promissory note to make repayment in three fixed cash installments rather than as a credit against the purchase of product. In 2022, we agreed to amend the promissory note to revise the dates of those three installments, making each payment approximately 75 days earlier.

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

The counterparties to these offtake agreements generally have the right to terminate the agreement in certain specified circumstances. Such circumstances include, for example, that we (or a critical member of the supply chain for which there is no available substitute) are subject to bankruptcy or similar proceedings, fail to meet certain product quality or quantity requirements or mutually agreed sustainability principals, or experience an extended, unresolved force majeure event. Some counterparties, including Nestlé Waters, Danone, Pepsi, and Packaging Matters also may terminate the offtake agreement if certain milestones are not met including, for example, commercial operation of our Origin plants by a certain date, delivery of product by a certain date, or upon notice that it is reasonably likely we will not fulfill certain conditions precedent to start-up of our Origin plants by specified dates. Our offtake agreement with Nestlé Waters also contains an obligation to pay liquidated damages of up to $0.2 million in the event the production and construction milestones are not achieved on pre-established timelines.
Research and Development
Our strategy depends upon both continued improvement of our platform technology and development of new chemical pathways, next-generation materials and product applications, and our research and development efforts are focused on supporting these two objectives. We operate an in-house laboratory and pilot-scale manufacturing facilities in West Sacramento, California and Sarnia, Ontario, Canada to conduct research and development work. Using its versatile platform technology, Origin has been developing commercialization pathways for higher-value applications for its intermediates CMF and HTC such as FDCA and carbon black, respectively. In addition, Origin is exploring product applications such as epoxies and resins, surfactants, bio-asphalt, fuel pellets, as well as biofuel and bio-solvents from an “oils and extractives” stream co-produced with CMF and HTC. In addition, we conduct joint research and development work with third parties including academic institutions, vendors, and other partners such as members of the NaturALL Bottle Alliance, carbon black co-development partners, cosmetics packaging partners, chemical manufacturers, textile manufacturers and suppliers, automotive companies, and partners focused on the development of advanced monomers and polymers such as FDCA and PEF.

Intellectual Property
Our patent portfolio is comprised of 18 patent families focused on the conversion of biomass to CMF and HTC. Origin intends to retain exclusive rights to commercially work its biomass to CMF and HTC pathways. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

Patents. As of January 23, 2023, we own 27 U.S. patents, 26 foreign patents, 3 pending U.S. non-provisional applications, and 9 pending international applications. Our issued U.S. patents have expiration dates ranging from 2031 to 2036 and our patent applications, if granted, are expected to expire between 2034 and 2037, absent any adjustments or extensions. The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

Our core technology—biomass to CMF and HTC—is protected with patents, trade secrets, and know-how. We have 27 patents directed to CMF. One U.S. and one Korean composition of matter patent expiring in 2034 are directed to crystalline forms of CMF. Seventeen patents are directed to compositions of and methods for preparing CMF. These include three in the United States, two in Korea, two in Malaysia, and one each in Brazil, China, India, and Mexico, which expire in 2032, as well as three patents in the United States, one in Malaysia, one in Europe, and one in Brazil that expire in 2034. Eight patents are directed to methods and systems for purifying CMF. These include one patent in the United States and one in China, each expiring in 2033, and three patents in the United States and one each in Brazil, China, and South Korea that expire in 2034. We have six pending applications directed to crystalline CMF, compositions, and methods for preparing CMF. These include one in the United States that would expire in 2034, two in Malaysia that would expire in 2034, two in China that would expire in 2034, and one in Europe that would expire in 2034.

We also have eight patents directed to methods for preparing PX and terephthalic acid (PTA when purified). These include two patents in the United States and one each in China and Japan that expire in 2032, as well as three patents in the United States and one in Japan that expire in 2033.

We have five patents directed to dimethylfuran (“DMF”), a derivative of CMF, including three patents in the United States expiring in 2034 directed to methods of producing DMF and two patents in the United States expiring in 2035 directed to compositions of and methods for preparing DMF. We also have one pending patent application in Thailand expiring 2035 directed to DMF.

We have two pending patent applications directed to furandicarboxylate-polymer compositions, including PEF, and methods for producing such compositions. These include one pending application in China that would expire 2036 and one pending application in the United States that would expire in 2037.

In addition, we have four patents and one pending application directed to polyhydroxylalkanoate (“PHA”), a biodegradable plastic. These include one composition of matter patent in the United States and one in Malaysia, each expiring in 2031, that are directed to bacterial strains for producing PHA, as well as two patents in the United States, and one pending patent application in Malaysia expiring in 2033 directed to compositions and methods for converting PHA into PHA derivatives.

We have two patents and one pending application directed to other derivatives of CMF. These include two U.S. patents expiring in 2035 and 2036, respectively, directed to methods of preparing chemical derivatives from CMF, and one pending application directed to compositions for preparing CMF derivatives.

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
Chemical control regulations applicable to us, such as TSCA, CEPA or REACH, impose restrictions with respect to the permitted volumes of, or the sites at which, certain chemicals manufactured or used by us may be manufactured, imported, transported and/or released into the environment. For example, in the United States, the manufacture of CMF as a chemical intermediate currently is restricted to a quantity of 15,000 kilograms per year and the volume of a substance that may be used in some subsequent conversions of CMF is subject to import restrictions in Canada. In addition, manufacture or import into Canada of HTC is limited to a certain amount per year prior to submitting a New Substance Notification. Compliance with these regulations is complex and could require significant capital and/or operating expenses, and failure to comply with any of these regulations can have significant consequences. Our regulatory focus has been on seeking the removal or relaxation of certain restrictions to enable scaled up production. We have filed or will be filing notifications under TSCA and CEPA seeking to remove these restrictions, as necessary, and are working to identify alternatives that are not similarly restricted in the location where they are used.
Employees and Human Capital Resources

Intentional Culture and Leadership. At Origin, our values inform our decision making and how we act. We are deliberate, open, and transparent about our dedication to our core purpose; to enable the world’s transition to sustainable materials as the leading carbon negative materials company. We have assembled an exceptional team of scientists, engineers, and business leaders to develop and execute our strategic plans.
Diversity, Equity & Inclusion. We believe that having a diverse workforce, equitable employment practices, and an inclusive workplace better positions us to respond to the unique needs of all our stakeholders. In 2020, we created the Origin Committee on Diversity and Inclusion. This committee is responsible for ensuring that Origin policies, procedures, and practices are conducive to creating and maintaining a diverse and inclusive environment that is valuable for all stakeholders. In late 2021, we hired a leading diversity, equity & inclusion ("DE&I") consulting firm, to help us map out our DE&I strategy and operationalize our DE&I goals. In 2022, Origin Materials began executing on a multiyear strategy that includes prioritizing the hiring of a diverse workforce, an annual "Inclusion Survey" to benchmark & track DE&I progress, DE&I in person and on-line training for all levels of the organization, and building internal expertise around DE&I issues. As an example of these efforts, Origin was recognized by BioTalent Canada as an inclusion, diversity, equity and accessibility ("IDEA") Employer recently. Additionally, there is nearly equal representation between men and women through Origin's DE&I hiring efforts, with a large proportion of women having a technical background.

Human Capital. We believe that our ability to attract, retain and motivate exceptional employees is vital to our long-term competitive advantage. As such, our compensation practices, including long-term equity incentive plans, are designed to drive sustainable performance and align employee incentives with shareholder values. As of December 31, 2022, we had approximately 155 employees located in the United States and 46 employees in Canada, all of whom were full-time employees. None of our employees is subject to a collective bargaining agreement and we believe we have a good relationship with our employees. As we have increased the size of our team we also have built out our Human Resources capability and expanded internal processes and capabilities for growth and compliance that we believe enable our employees to optimize their impact at Origin.
Supporting Our Employees through COVID-19. In response to the COVID-19 pandemic, we established and enforced comprehensive policies in the areas of Infectious Disease Control and COVID-19 Vaccinations. Our employees were required to be vaccinated against COVID-19 or received a vaccination exemption and adhered to strict COVID-19 protocols when on-site at our locations. Our vaccinated employees, when on-site at our locations, were also required to adhere to rigorous guidelines to prevent the spread of infectious diseases. These guidelines were designed to meet or exceed those set by local, state, and federal authorities that are applicable to our employees and sites. In addition, we established and expanded remote working arrangements and tools across our organization in an effort to reduce the threat of a COVID-19 outbreak. Our COVID-19 Task Force, composed of staff and management employees across all departments, regularly evaluated our policies and guidelines. As the level of disruption caused by COVID-19 has lessened recently, we have suspended these COVID-19 requirements subject to periodic review and possible reinstatement by our COVID-19 Task Force.

Corporate Information

Artius Acquisition Inc. ("Artius") incorporated in the Cayman Islands on January 24, 2020 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 25, 2021, Zero Carbon Merger Sub Inc., a wholly-owned subsidiary of Artius merged with and into Micromidas, Inc. a Delaware corporation (now known as Origin Materials Operating, Inc.,“Legacy Origin”), with Legacy Origin surviving as a wholly-owned subsidiary of Artius (the "Business Combination"). In connection with the closing of the Business Combination, Artius changed its name to Origin Materials, Inc. Legacy Origin was incorporated in 2008 as a Delaware corporation. Our principal executive offices are located at 930 Riverside Parkway, Suite 10, West Sacramento, California 95605. Origin has the following wholly-owned subsidiaries:

•Origin US Megasite Holding, LLC;
•Origin US Megasite 1, LLC;
•Origin US Megasite Development, LLC;
•Origin US Megasite Operating, LLC;
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
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our plant construction, research and development, and general and administrative costs associated with our operations. For the years ended December 31, 2021 and 2020, we had an accumulated deficit of $56.8 million and $98.9 million, respectively. For the year ended December 31, 2022, we had net income of $78.6 million.
We expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, even if we are able to commercialize our products and generate revenue from product sales, we may not become profitable for many years, if at all.
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
Because we will incur the costs and expenses from these efforts before receiving meaningful revenue, our losses in future periods could be significant. We may find that these efforts are more expensive than we currently estimate or that these efforts may not result in revenues, which would further increase our losses.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. More recently, the Inflation Reduction Act of 2022 (the “IRA”) includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe and a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require it to change the manner in which we operate our business.

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
We are subject to taxation in Canada and United States with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. We have previously participated in government programs with the Canadian federal government and Canadian provincial governments that provide investment tax credits based upon qualifying research and development expenditures. If Canadian taxation authorities successfully challenge such expenses or the correctness of such income tax credits claimed, our historical operating results could be adversely affected. As a public company, we will no longer be eligible for refundable tax credits under the Canadian federal Scientific Research and Experimental Development Program (“SR&ED”) credits. However, we are still eligible for non-refundable SR&ED credits under this program, which are eligible to reduce future income taxes payable.
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
We may conduct activities in other jurisdictions through our subsidiaries pursuant to transfer pricing arrangements and may in the future conduct operations in other jurisdictions pursuant to similar arrangements. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length. While we intend to operate in compliance with applicable transfer pricing laws, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us.
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
We are required to maintain compliance with non-financial and other covenants under our debt and similar agreements. There are and will be operating or financial restrictions and covenants in certain of our debt and similar agreements, as well as certain other agreements to which we are or may become a party. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances and sell assets. These covenants could limit our ability to engage in activities that may be in our best long-term interests. Our failure to comply with certain covenants in these agreements could result in an event of default under the various debt and similar agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under such circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
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
We plan to rely on a limited number of plants as our primary sources of revenue and to meet customer demand.
Our operating plan assumes that we will rely on a limited number of plants to meet customer demand and that these plants will supply most of our products until additional world-scale plants come online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to generate revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our plant equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics (such as COVID-19), trade wars and sanctions (such as those recently imposed against Russia), or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
Our offtake agreements with certain customers allow those customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under one of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. These milestones have been deferred to 2023 in order to facilitate the negotiation of an amendment to the agreement, including the milestone achievement dates. As of the date hereof, the negotiation is ongoing. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.4 million and $5.2 million as of December 31, 2022 and December 31, 2021, respectively. Our offtake agreement with a second customer is terminable by that customer if commercial operation or delivery of product from Origin 1 has not occurred by March 31, 2023. In order to facilitate the negotiation of an amendment, this milestone has been deferred to March 2023.
Our offtake agreement with a third customer previously required us to pay liquidated damages if Origin 1 had not commenced commercial operation by June 30, 2022. On August 1, 2022, both parties mutually agreed to amend the offtake agreement to eliminate the liquidated damages provisions and milestone dates, among other things (see Item 9B - Other Information). No liquidated damages were demanded or paid under the original offtake agreement including for the period between June 30, 2022 and August 1, 2022.
Discussions to amend the first two agreements are ongoing but we cannot guarantee that the discussions will result in an extension or removal of the milestone dates and/or liquidated damages, as applicable. Accordingly, if these milestone dates are not extended or removed, we may be required to pay liquidated damages and repay the amounts outstanding under the foregoing promissory note and our offtake agreements may be subject to termination by our customers. If any of our offtake agreements are terminated or if we are required to pay liquidated damages or repay advances made under our offtake agreements, our business, results of operations and financial condition may be harmed.

Our products may not achieve market success.
We currently have a relatively small number of binding customer commitments for commercial quantities of our products. Some prospective customers are currently evaluating and testing our products prior to making large-scale purchase decisions. Other products we expect to develop have not yet started customer evaluation and testing. The successful commercialization of our products is dependent on our customers’ ability to commercialize the end-products that utilize our products, which may gain market acceptance slowly, if at all. Furthermore, the technology for our products is new, and the economic performance and ultimate carbon footprint of these products is uncertain. The market for carbon-negative products is nascent and subject to significant risks and uncertainties.
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
•the pricing of our products compared to competitive and alternative products, including petroleum-based plastics;
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
Our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these supplies effectively.
Our manufacturing processes use local timber and forest residues as our primary raw materials. However, we may be unable to secure agreements with local suppliers for the necessary amount of raw materials in certain circumstances. Additionally, if our suppliers do not accurately forecast and effectively allocate sufficient materials to us or if they are not willing to allocate sufficient supplies to us, it may reduce our access to raw materials needed for our manufacturing and require us to search for new suppliers. The unavailability of any raw materials could result in production delays, idle manufacturing facilities, product design changes and loss of access to important residues supporting our production, as well as impact our capacity to fulfill our obligations under our offtake agreements. In addition, unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational.
Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, or source less expensive suppliers for certain materials, especially in light of the overall increases in supply and shipment pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.
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
As the of our manufacturing increases, we will also need to accurately forecast, purchase, warehouse and transport raw materials at high volumes to our manufacturing facilities internationally. If we are unable to accurately match the timing and quantities of raw material purchases to our actual needs or successfully implement inventory management and warehousing systems, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and operating results.

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
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks. Such risks may include difficulties in designing, developing, implementing, and scaling up new process technologies, development and production timing delays, lower than anticipated manufacturing yields, product defects, and inability to consistently meet customers' product specifications, performance and carbon intensity, or cost requirements, among others. Errors, defects in materials, operating permit and license delays, customer product returns, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all could affect the timing, efficiency, or success of our production processes. Such production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.
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
In addition, global supply chain disruptions have caused, and may continue to cause, delays in the shipment of goods, particularly those made in Asian countries. We have incurred, and may continue to incur, additional costs to expedite deliveries of such goods or to obtain substitute goods that are available to us sooner. Continued supply chain disruptions and our efforts to mitigate them may adversely impact our financial condition, results of operations, and cash flows.
We have entered into and may in future enter into collaborations, strategic alliances, or licensing arrangements, which expose us and our intellectual property to competitive risks and limitations associated with third-party collaborations and that may not produce the benefits we anticipate.
We have entered, and may in the future enter, into license and collaboration arrangements for the development and production of some of our materials and products. For example, in February 2023, we entered into a license agreement pursuant to which we intend to collaborate on the development of a plant to produce high-value derivatives of CMF. In the future, we may enter into additional license and collaboration arrangements. Any collaboration we enter into is subject to numerous risks. Such risks may include, among others, collaborators' significant discretion to determine the effort and resources they will apply to the collaboration, to delay or elect not to continue development of a product or process under the collaboration, or to develop, independently or with third parties, products or processes that compete directly or indirectly with our products or manufacturing processes. A collaborator’s development, sales, or marketing activities or other operations may not comply with applicable laws resulting in civil or criminal proceedings.
In addition, we could grant exclusive rights to our collaborators that would prevent us from collaborating with others. Collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability. Our collaborators may own or co-own intellectual property covering products that result from our collaboration with them, depriving us of the exclusive right to develop or commercialize such intellectual property. Disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations.
Disputes between us and a collaborator may delay or terminate the development or commercialization of our products or result in costly litigation or arbitration that diverts management attention and resources. Termination of a collaboration may also result in a need for additional capital to pursue further development of the applicable current or future products.

Additionally, we may seek to enter into additional collaborations, joint ventures, licenses and other similar arrangements for the development of our products, due to capital costs required to develop the product or potential manufacturing constraints. We may not be successful in our efforts to establish such collaborations for our products because our products may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our products as having the requisite potential to demonstrate a significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations.
In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development of our products, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in the development of products under such collaborations, could delay the manufacturing and sales of our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
As a public company, we are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies, such as providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data and applies to personal information of consumers, business representatives, and employees. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expands the CCPA, including by establishing a new California Privacy Protection Agency to implement and enforce the CPRA and adding a new right for individuals to correct their personal information. Other states have also enacted data privacy laws, including Virginia and Colorado. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located in the European Economic Area (“EEA”) and the UK, respectively. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20.0 million euros or 4% of annual global revenue, whichever is greater. The GDPR also allows for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. We also target customers in Asia, and may be subject to new and emerging data privacy regimes in Asia, such as China’s Personal Information Protection Law, and Japan’s Act on the Protection of Personal Information.
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
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). We rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, manufacturing processing, process orders and invoices, payments, inventory management and other functions. We also depend on these systems to respond to customer inquiries, support our overall internal control process, maintain property, plant and equipment records, and pay amounts due to vendors and other creditors. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.
We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business.
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
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may deter negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
•authorizing our Board of Directors (the “Board”) to issue Preferred Stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting cumulative voting in the election of directors;

•providing that vacancies on our Board may generally be filled only by a majority of directors then in office, even though less than a quorum;
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
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our Common Stock and may be dilutive to existing stockholders.
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
We may issue additional shares of Common Stock or other equity securities without shareholder approval, which would dilute shareholder's ownership interests and may depress the market price of the Common Stock.
As of December 31, 2022 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Plan and the ESPP, we may issue an aggregate of up to 27,846,011 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding Common Stock may be diminished; and
•the market price of the Common Stock may decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, pilot-scale plant and research and development laboratories are located in West Sacramento, California, where we occupy approximately 41,443 square feet of office, plant and laboratory space. Our lease for this facility expires in October 31, 2028. We believe that the facility that it currently leases is adequate for its needs for the immediate future and that, should it be necessary, we can lease additional space to accommodate any future growth.
We also own a production facility in Sarnia, Ontario, Canada, Origin 1, that is currently under construction. This production facility is on approximately two acres of land and contains a construction trailer complete with approximately 24,126 square feet of office space. The land is owned and the offices are leased by our wholly owned subsidiary, Origin Materials Canada Pioneer Limited.
The Company completed the purchase of approximately 183 acres in Geismar, Louisiana for Origin 2 in third quarter 2022 in the amount of $8.5 million. The Company is currently in the planning phase for the construction of Origin 2 at this property.

Item 3. Legal Proceedings
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock and Public Warrants are listed on NASDAQ under symbols “ORGN” and “ORGNW”, respectively. The following table sets forth the high and low sales price per share of our common stock as reported in the consolidated transaction reporting system.

	Sales Price
Year Ended December 31, 2021	High	Low
6/25/21 - 6/30/21	$10.28	$8.20
Quarter ended 9/30/21	$8.62	$5.12
Quarter ended 12/31/21	$8.05	$5.67

Year Ended December 31, 2022
Quarter ended 3/31/22	$7.43	$4.65
Quarter ended 6/30/22	$7.71	$4.87
Quarter ended 9/30/22	$7.42	$4.84
Quarter ended 12/31/22	$5.95	$4.19
Holders
As of close of business on February 16, 2023, there were 43 holders of record of our Common Stock and 1 holder of record for our Public Warrants. The actual number of holders of our Common Stock and Public Warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.
Dividend Policy
We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: ORGN) with the cumulative total returns on Nasdaq Composite and Russell 2000. The graph assumes that $100 was invested on June 24, 2021 in each of the Company’s Common Stock, Nasdaq Composite and Russell 2000. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
125.0
100.0
75.0
50.0
25.0
06/24/21
06/30/21
07/31/21
08/31/21
09/30/21
10/31/21
11/30/21
12/31/21
01/31/22
02/28/22
03/31/22
04/30/22
05/31/22
06/30/22
07/31/22
08/31/22
09/30/22
10/31/22
11/30/22
12/30/22
Origin Materials, Inc.
Nasdaq Composite
Russell 2000

.

Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report is incorporated by reference to the information to be set forth in our Proxy Statement.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

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
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Annual Report. Unless the context otherwise requires, references in this section to “Legacy Origin”, “Origin”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy Origin and its consolidated subsidiaries prior to the Business Combination and to Origin Materials, Inc. and its consolidated subsidiaries, following the Closing.
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
The Company achieved the mechanical completion of its first manufacturing plan in Ontario, Canada ("Origin 1") and is currently in the process of commissioning the plant. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant ("Origin 2").
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
The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, that are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus (including the availability and effectiveness of vaccines) or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could harm Origin’s business and financial results. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could harm our business and its access to needed capital and liquidity. While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus. Origin may continue to experience adverse impacts on its business and financial performance as a result of the global economic impact of the COVID-19 pandemic.
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
Basis of Presentation
We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited, and our historical results are reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. Dollars. Upon commencement of commercial operations, we expect to expand our operations substantially, including in the United States and Canada, and as a result, we expect Origin's future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in Origin's historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Annual Report.
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

Results of Operations
Comparison of the year ended December 31, 2022 and 2021
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the year ended December 31, 2022 and 2021 together with the change in such items in dollars and as a percentage.

	Year Ended December 31,
(in thousands)	2022	2021	Variance	Variance %
Operating expenses:
Research and development	$14,141	$9,124	$5,017	55%
General and administrative expenses	24,095	17,265	6,830	40%
Depreciation and amortization	711	544	167	31%
Total operating expenses and loss from operations	38,947	26,933	12,014	45%
Other (income) expenses:
Interest income	(8,825)	(1,413)	(7,412)	525%
Interest expense, net of capitalized interest	—	2,838	(2,838)	(100)%
Change in fair value of derivative liabilities	443	1,326	(883)	(67)%
Change in fair value of warrant liability	(21,988)	4,525	(26,513)	586%
Change in fair value of earnout liability	(85,437)	(75,488)	(9,949)	13%
Other income, net	(1,709)	(811)	(898)	111%
Total other income, net	(117,516)	(69,023)	(48,493)	70%
Net income	$78,569	$42,090	$36,479	87%
Research and Development Expenses
Research and development expenses increased $5.0 million, or 55%, in 2022 compared to the same period in 2021. The increase was primarily related to increases of $3.1 million in payroll due to increase staffing associated with the operation of the plants and stock-based compensation expense and $1.7 million increase in overall R&D facilities expense.
General and Administrative Expenses
General and administrative expenses increased $6.8 million, or 40%, in 2022 compared to the same period in 2021. This increase was primarily related to increases of $4.6 million in professional fees related to legal, audit, and regulatory compliance, $2.8 million in payroll cost due to increase staffing associated with the back office support of the plants, $1.0 million in general facilities expense, $0.8 million in insurance expense and $0.5 million in travel expense, partially offset by $3.0 million decrease in financing cost.
Interest income
Interest income increased $7.4 million, or 525%, in 2022 compared to the same period in 2021. Interest income is generated from the Company's investments in marketable securities including money market funds, US treasuries, corporate bonds and miscellaneous other forms of investments. The increase was mainly due to the interest earned for the full year in 2022 compared with one quarter in 2021.

Interest expense, net of capitalized interest
Interest expense decreased $2.8 million, or (100)%, in 2022 compared to the same period in 2021. The interest expense from 2021 was mainly due to the issuance of stockholder convertible notes with interest expense of $0.4 million and $2.2 million related debt issuance costs.
Change in fair value of derivative liabilities, warrant liability, and earnout liability
The Company recognized aggregate income on the change in the fair values of the derivative liabilities, the warrant liability, and the earnout liability of $37.3 million in 2022 compared to the same period in 2021. The income from changes in fair value of earnout liability increased $9.9 million as a result of subsequent changes in the fair value recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). The income from changes in fair value of warrant liability increased $26.5 million is related to the Company's merger resulting in a significant decrease in the value of the warrants. The movement in these instruments' fair values are driven by the value of the Company's stock price. The fair value of $0.4 million for the derivative liabilities is due to a $0.8 million increase in fair value associated with our foreign exchange sales.
Other Income, net
Other income increased $0.9 million, or 111%, in 2022 compared to the same period in 2021. This increase was primarily related to $1.3 million in realized gain on sold marketable securities offset by $0.2 million decrease in grant income.
Comparison of the Year Ended December 31, 2021 and 2020
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2021 for a discussion of changes in its results of operations from the year ended December 31, 2020 to the year ended December 31, 2021.
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined in accordance with U.S. GAAP, we disclose Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") as a non-GAAP measure. Adjusted EBITDA is a key metric used by management and our Board of Directors (the “Board”) to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures. We use Adjusted EBITDA to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, make budgeting decisions and compare our performance against that of other companies using similar measures. This measure is not a financial measure calculated in accordance with U.S. GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
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

	Year ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$78,569	$42,090	$(30,302)
Stock based compensation	7,235	5,767	1,630
Depreciation and amortization	711	544	479
Interest income	(8,825)	(1,413)	—
Interest expense, net of capitalized interest	—	2,838	341
Change in fair value of derivative	443	1,326	1,088
Change in fair value of warrants liability	(21,988)	4,525	18,498
Change in fair value of earnout liability	(85,437)	(75,488)	—
Professional fees related to completed mergers	—	640	—
Other income, net	(1,709)	(811)	(805)
Adjusted EBITDA	$(31,001)	$(19,982)	$(9,071)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. In addition, the Business combination has provided substantial liquidity to the Company. Origin had $323.8 million and $444.6 million in cash, cash equivalents, restricted cash, and marketable securities as of December 31, 2022 and December 31, 2021, respectively. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-back securities, foreign government and agency securities, and municipal bonds.
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
As of December 31, 2022 and 2021, we have $7.2 million and $6.8 million of indebtedness under a Canadian government program, respectively, of which $0.8 million and $0.5 million was received during the year ended December 31, 2022 and December 31, 2021, respectively. Additionally, as of December 31, 2022, we had liability balances consisting of a $5.4 million legacy related party liability with accrued interest, a $5.8 million stockholder note with accrued interest, and a $2.5 million customer prepayments. As of December 31, 2021, we had liability balances consisting of a $5.7 million legacy related party liability with accrued interest, a $5.2 million stockholder note with accrued interest, and a $2.5 million customer prepayment.
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
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin's Origin 1 facility against amounts due under the note. At December 31, 2022 and 2021, the total aggregate principal amount of debt outstanding was $5.2 million and $5.2 million, respectively, and accrued interest totaled $0.6 million and $0.5 million, respectively.
Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate ("LIBOR") plus 0.25% (5.02% at December 31, 2022) and matures five years from the commercial operation date of Origin 1. At December 31, 2022 and December 31, 2021 the total note principal outstanding was $5.1 million plus accrued interest of $0.3 million and $0.1 million, respectively.

In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2022 and 2021, the total amount outstanding on this agreement was $2.5 million.
Cash Flows for the year ended December 31, 2022 Compared to the Year Ended December 31, 2021
The following table shows a summary of cash flows for the year ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(26,092)	$(22,043)
Net cash provided by (used in) investing activities	88,847	(411,638)
Net cash provided by financing activities	1,248	478,948
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(2,782)	(14)
Net increase in cash	$61,221	$45,253
Cash Used in Operating Activities
Net cash used in operating activities was $26.1 million for the year ended December 31, 2022, compared to net cash used in operating activities of $22.0 million over the same period in 2021. The increase in cash used in operating activities was primarily attributable to the deposit made of an approximately $5.0 million during third quarter 2022 towards securing a license to technologies that can be used to produce high margin downstream products using our intermediate products as feedstock.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $88.8 million for the year ended December 31, 2022, compared to net cash used in investing activities of $411.6 million over the same period in 2021. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment, purchase of intangible asset, and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to increase substantially in the near future as we fully build out Origin 1 as well as acquire the property, plant and equipment for Origin 2. The change was primarily related to the maturities of marketable securities of $180.3 million in 2022, compared to $25.1 million for the same period in 2021. In addition to the net purchases of marketable securities of $7.5 million in 2022, compared to net purchases of $424.2 million for the same period in 2021. The cash provided was partially offset by cash used to purchase property, plant and equipment of $83.7 million during 2022 which included $8.5 million paid during the third quarter 2022 to complete the purchase of the land in Geismar, Louisiana for Origin 2, compared to $12.3 million used for the same period in 2021.
The Company continues to increase activity related to the construction of Origin 1 and Origin 2, which is the main driver of the variation in cash used in investing activities between the two periods.
Cash Provided by Financing Activities
Net cash provided by financing activities was $1.2 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $478.9 million over the same period in 2021. The cash provided by financing activities during 2021 was primarily related to funds generated from business combination, net of issuance costs, of $467.5 million.

Cash Flows for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
See "Item 7. Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" of the Company's Form 10-K for the year ended December 31, 2021 for a discussion of changes in its cash flows from the year ended December 31, 2020 to the year ended December 31, 2021.

Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of December 31, 2022, consisted of:
•The total cost of Origin 1, our initial plant, in the process of commissioning in Sarnia, Ontario, Canada and Origin 2, which is currently in the front end engineering and design phase. These costs, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements which have not yet been secured, until such time as Origin 2 is operational.
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. The short-term lease liabilities of $1.7 million will mature in the next three years and the remaining $1.4 million were related to long-term. For additional information regarding our lease liabilities, see Note 18 to the consolidated financial statements in Item 8 of this Annual Report.
•In the near-term, the Company also expect to make payments related to the repayment agreement associated with the legacy stockholder note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 11- Related Party Transactions to the consolidated financial statements in Item 8 of this Annual Report.
•Furthermore, the Company has a prepayment agreement with a counterparty with $2.5 million due within 30 days of the customer confirming that a sample from origin 1 meets the customer's specifications. The amount due could be used to apply against future purchases. For additional information regarding this repayment, see Note 12- Other Liabilities, Long-term to the consolidated financial statements in Item 8 of this Annual Report.
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

Stock-Based Compensation
Origin may grant a wide variety of equity securities under various stock incentive plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, and other awards. At December 31, 2022, the Company has granted incentive stock options, RSU awards, and performance awards. Origin measures stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognizes compensation expenses of those awards over the requisite service period, net of estimated forfeitures, which is generally the vesting period of the respective award. For awards with performance conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The estimated number of stock awards that will ultimately vest requires judgement, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Origin applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Origin estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model and the grant date closing stock price for RSU awards and performance awards. The Black-Scholes option-pricing model requires the use of highly subjective assumptions including:
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
Warrant Liability
We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The quoted market price was used for both Private Warrants and Public Warrants as the fair value for the periods presented.
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

Investments in Marketable Debt Securities, Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. We consider our investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of operations. At December 31, 2022 and 2021 the fair value of marketable securities was estimated to be $215.5 million and $397.5 million, respectively. See Note 6 - “Fair Value Measurements” of our Notes to the Consolidated Financial Statements for additional information. We typically invest in highly-rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.
We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The unrealized losses as of December 31, 2022 were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.
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
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022 and 2021, we had cash and cash equivalents and marketable securities of $323.8 million and $444.6 million, respectively, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries' functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Certain marketable debt securities may be denominated in foreign currencies. At December 31, 2022, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Inflation Risk
Inflation rates continue to have an effect on worldwide economies. Inflation generally affects us by increasing our cost of labor and may also increase transportation and construction costs due, for example, to higher fuel prices. We believe that inflation has not had a material effect on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Origin Materials, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Origin Materials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock, stockholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
San Jose, California
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Origin Materials, Inc.
Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Origin Materials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
San Jose, California
February 23, 2023

ORIGIN MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$107,858	$46,637
Restricted cash	490	490
Marketable securities	215,464	397,458
Other receivables	4,346	2,612
Derivative asset	—	202
Prepaid expenses and other current assets	3,341	3,774
Total current assets	331,499	451,173
Property, plant, and equipment, net	154,183	57,185
Operating lease right-of-use asset	2,779	1,782
Intangible assets, net	160	215
Other long-term assets	5,079	62
Total assets	$493,700	$510,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,384	$2,451
Accrued expenses	8,414	973
Operating lease liability, current	619	280
Other liabilities, current	51	380
Derivative liability	344	103
Total current liabilities	19,812	4,187

Earnout liability	42,533	127,757
Canadian government research and development program liability	7,185	6,762
Assumed common stock warrants liability	30,872	52,860
Stockholder note	5,847	5,189
Related party other liabilities, long-term	5,395	5,720
Operating lease liability	2,249	1,486
Other liabilities, long-term	2,902	2,946
Total liabilities	$116,795	$206,907

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	$—	$—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 143,034,225 and 141,301,569, issued and outstanding as of December 31, 2022 and 2021, respectively (including 4,500,000 Sponsor Vesting Shares)	14	16
Additional paid-in capital	371,072	361,542
Retained earnings (Accumulated deficit)	21,772	(56,797)
Accumulated other comprehensive loss	(15,953)	(1,251)
Total stockholders’ equity	376,905	303,510
Total liabilities and stockholders’ equity	$493,700	$510,417
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Operating expenses
Research and development	$14,141	$9,124	$4,138
General and administrative	24,095	17,265	6,563
Depreciation and amortization	711	544	479
Total operating expenses and loss from operations	38,947	26,933	11,180
Other (income) expenses
Interest income	(8,825)	(1,413)	—
Interest expense, net of capitalized interest	—	2,838	341
Change in fair value of derivatives	443	1,326	1,088
Change in fair value of warrants liability	(21,988)	4,525	18,498
Change in fair value of earnout liability	(85,437)	(75,488)	—
Other income, net	(1,709)	(811)	(805)
Total other (income) expenses, net	(117,516)	(69,023)	19,122
Net income (loss)	$78,569	$42,090	$(30,302)
Other comprehensive income (loss)
Unrealized loss on marketable securities	$(8,014)	$(1,712)	$—
Foreign currency translation adjustment, net of tax	(6,688)	77	794
Total comprehensive income (loss)	$63,867	$40,455	$(29,508)
Net income (loss) per share, basic	$0.57	$0.42	$(0.48)
Net income (loss) per share, diluted	$0.55	$0.40	$(0.48)
Weighted-average common shares outstanding, basic	137,563,877	101,221,781	62,544,933
Weighted-average common shares outstanding, diluted	142,146,767	106,237,754	62,544,933

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Share Amounts)

	Redeemable Convertible Preferred Stock										Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Series A		Series B		Series C		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019 (as previously reported)	13,204,284	$31,478	6,275,704	$41,125	1,590,675	$23,380	1,283,788	$—	—	$—	$1,011	$(68,585)	$(410)	$(67,984)
Retrospective application of the recapitalization due to the Business Combination (Note 4)	(13,204,284)	(31,478)	(6,275,704)	(41,125)	(1,590,675)	(23,380)	(1,283,788)	—	62,542,363	6	95,977	—	—	95,983
Balance at December 31, 2019, effect of Business Combination (Note 4)	—	—	—	—	—	—	—	—	62,542,363	6	96,988	(68,585)	(410)	27,999
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	2,912	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,630	—	—	1,630
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,302)	—	(30,302)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	794	794
Balance at December 31, 2020	—	—	—	—	—	—	—	—	62,545,275	$6	$98,620	$(98,887)	$384	$123
Reclassification of stockholders’ convertible notes payable	—	—	—	—	—	—	—	—	2,049,191	—	20,491	—	—	20,491
Reclassification of redeemable convertible preferred stock warrant liability	—	—	—	—	—	—	—	—	5,554,440	7	54,267	—	—	54,274
Business Combination, net of redemptions and equity issuance costs of $37 million	—	—	—	—	—	—	—	—	70,981,545	—	385,405	—	—	385,405
Reclassification of equity to liability related to earn out provisions of Business Combination (see note 13)	—	—	—	—	—	—	—	—	—	—	(203,082)	—	—	(203,082)
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	171,118	3	74	—	—	77
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,767	—	—	5,767
Net income	—	—	—	—	—	—	—	—	—	—	—	42,090	—	42,090
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,635)	(1,635)
Balance at December 31, 2021	—	—	—	—	—	—	—	—	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510

Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	1,412,226	—	401	—	—	401
Immediately vested common stock awards	—	—	—	—	—	—	—	—	320,430	(2)	—	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,129	—	—	9,129
Net income	—	—	—	—	—	—	—	—	—	—	—	78,569	—	78,569
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(14,702)	(14,702)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$78,569	$42,090	$(30,302)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	711	544	479
Amortization on right-of-use asset	582	280	—
Stock-based compensation	7,235	5,767	1,630
Amortization of debt issuance costs	—	14	90
Accretion of debt discount	—	2,211	101
Change in fair value of derivative	443	1,326	1,088
Change in fair value of common stock warrants liability	(21,988)	(30,510)	—
Change in fair value of preferred stock warrants liability	—	35,035	18,498
Change in fair value of earnout liability	(85,437)	(75,488)	—
Changes in operating assets and liabilities:
Other receivables	(1,734)	(2,563)	1,007
Grants receivable	—	—	87
Prepaid expenses and other current assets	432	(3,652)	53
Other long-term assets	(5,017)	—	—
Accounts payable	26	(395)	1,203
Accrued expenses	485	3,010	349
Payment on operating lease liabilities	(572)	(295)	—
Other liabilities, current	(329)	380	—
Other liabilities, long-term	502	203	256
Net cash used in operating activities	(26,092)	(22,043)	(5,461)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(83,691)	(12,268)	(1,786)
Purchases of marketable securities	(3,823,407)	(2,448,316)	—
Sales of marketable securities	3,815,859	2,024,089	—
Maturities of marketable securities	180,331	25,058	—
Capitalized interest on plant construction	(245)	(201)	(268)
Net cash provided by (used in) investing activities	88,847	(411,638)	(2,054)
Cash flows from financing activities
Proceeds from stockholders' notes payable, net of debt issuance costs	—	11,707	3,166
Payment of short-term debt	—	(906)	—
Proceeds from Canadian Government Research and Development Program	849	543	2,662
Proceeds from exercise of stock options	399	74	1
Business combination, net of issuance costs paid	—	467,530	—
Net cash provided by financing activities	1,248	478,948	5,829
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(2,782)	(14)	(52)
Net increase (decrease) in cash and cash equivalents, and restricted cash	61,221	45,253	(1,738)
Cash and cash equivalents, and restricted cash, beginning of the period	47,127	1,874	3,612
Cash and cash equivalents, and restricted cash, end of the period	$108,348	$47,127	$1,874
Supplemental disclosure of cash flow information
Conversion of stockholder convertible notes payable to common stock	$—	$20,493	$—
Reclassification of redeemable convertible preferred stock warrants to common stock	$—	$54,267	$—
Reclassification of contingently issued equity to liability	$—	$203,082	$—
Net assets assumed from business combination	$—	$81,364	$—
Debt discount related to derivative liability	$—	$2,196	$—
Business combination transaction costs, accrued but not paid	$—	$609	$—
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,687	$2,062	$—
Stock-based compensation capitalized into property, plant, and equipment	$1,894	$—	$—
Purchases of fixed assets included in accounts payable and accrued expenses	$17,085	$—	$—
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
The Company achieved the mechanical completion of its first manufacturing plan in Ontario, Canada ("Origin 1") and is currently in the process of commissioning the plant. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant ("Origin 2").
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
2.Risks and Liquidity
The Company believes that the Business Combination has provided substantial liquidity and that its $323.8 million of cash and cash equivalents, restricted cash, and marketable securities will enable it to fund its planned operations for at least twelve months from the issuance date of these consolidated financial statements.

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course. We continue to monitor the rapidly evolving conditions and circumstances, as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus. There is still considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit manufacturing and support operations and place restrictions on our workforce and suppliers.
In February 2022, Russia began a military intervention in Ukraine. In response, global sanctions were imposed against Russia. These sanctions and the related global ramifications could impact the costs and timing of construction of the Origin 1 and Origin 2 plants including, for example, by increasing the cost of transportation or limiting the availability of certain materials of construction, such as metals used in alloys, that are sourced from Russia or Ukraine.

Inflation rates continue to have an effect on worldwide economies. Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse impact on our consolidated financial condition.
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
Legacy Origin was determined to be the accounting acquirer based on the following predominant factors:
•the Company’s Board and management are primarily composed of individuals associated with Legacy Origin;
•Legacy Origin’s senior management comprise the senior management roles of the Company and are responsible for the day-to-day operations;
•the Company assumed the “doing business as” name of the Legacy Origin; and
•The intended strategy and operations of the Company continue Legacy Origin’s current strategy and operations as a carbon negative materials company with a mission to enable the world’s transition to sustainable materials.
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
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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
The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At December 31, 2022 and 2021, the escrow account had a balance of $0.3 million.
The Company has a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At December 31, 2022 and 2021, the standby letter of credit was $0.2 million.
Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$107,858	$46,637
Restricted cash	490	490
Total cash, cash equivalents, and restricted cash	$108,348	$47,127
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that meet the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense), net on the consolidated statements of operations and comprehensive income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock, stockholders' equity and accumulated other comprehensive income (loss). For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income within other income (expense).

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

Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other (income) expense. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of December 31, 2022 and 2021 was $21.2 million and $63.7 million, respectively.
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
The carrying amounts of working capital balances approximate their fair values due to the short maturity of these items. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency, or credit risks arising from its financial instruments. We have determined the fair value of debt approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
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
AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $1.8 million (in Canadian dollars) through March 2023. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expense based on the nature of the cost the grant is reimbursing. During the year ended December 31, 2022, 2021 and 2020 the Company received $0.4 million, $0.0 million and $0.2 million, respectively, in grants which recorded in other income.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. Existing useful lives range from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. Major additions and improvements are capitalized, while replacements, repairs, and maintenance that do not extend the life of an asset are charged to operations. We depreciate plants over a maximum life of 40 years and plant improvements over the shorter of the asset life or remaining useful life of the plants structure using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation or amortization are removed from the accounts. Costs incurred to acquire, construct or install property, plant, and equipment during the construction stage of a capital project and costs capitalized in conjunction with major improvements that have not yet been placed in service are recorded as construction in progress, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. The estimated useful lives of assets are as follows:

Computer and other equipment	3 years
Pilot plant	5 years
Machinery and equipment	5 years
Leasehold improvements	1-5 years
Plants and improvements	20-40 years
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended December 31, 2022 and 2021, no impairment was identified.

Government Loans
Government loans are classified as a noncurrent liability and recorded at amortized cost. Forgiveness of the balances due is recorded through earnings and occurs when there is confirmation from the governmental authority that the Company has complied with the conditions for forgiveness attached to the loan.
Debt Issuance Costs
The costs incurred in connection with the issuance of debt obligations, principally financing and legal costs, are capitalized. These costs are accreted over the term of the debt using the interest method. During the year ended December 31, 2022, 2021 and 2020, accretion expense for debt issuance cost was zero, $2.2 million and $0.1 million, respectively.
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
Assumed Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of December 31, 2022, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Business Combination (Note 13). The Company recorded these instruments as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.

Leases
The Company has leases for office space and equipment, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company accounts for its leases under ASC Topic 842, Leases. The Company recognizes a right-of-use asset and lease liability for leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain to be exercised.
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2021, noting the Company has reflected the Reverse Recapitalization pursuant to the Business Combination for all periods presented within the Consolidated Balance Sheets and Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss).
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
As of December 31, 2022 and 2021, the Company had $157.2 million and $60.6 million, respectively, of assets located outside of the United States.

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
The Company accounted for the Business Combination as the Reverse Recapitalization, which is the equivalent of Legacy Origin issuing stock for the net assets of Artius, accompanied by a recapitalization, with Artius treated as the acquired company for accounting purposes. The determination of Artius as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Legacy Origin will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy Origin’s senior management will comprise all of the senior management of the combined company. The net assets of Artius were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Legacy Origin. The shares and corresponding capital amounts and loss per share related to Legacy Origin’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement (1.00 Legacy Origin share for approximately 2.11 shares of the Company, the Exchange Ratio).
In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $36.7 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the Consolidated Balance Sheets as of December 31, 2022 and 2021.
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

Summary of Net Proceeds
The following table summarizes the elements of the net proceeds from the Business Combination at the date of acquisition (in thousands):

Cash—Trust Account (net of redemptions of $439.0 million)	$260,448
Cash	60
Cash—PIPE & Backstop Financing	243,000
Non-cash net assets assumed from Artius	40
Less: Fair value of assumed common stock warrants	(83,370)
Less: Underwriting fees and other issuance costs paid prior to the date of acquisition	(34,773)
Additional Paid-in-Capital from Business Combination, net of issuance costs paid	$385,405
Less: Non-cash net assets assumed from Artius	(40)
Add: Non-cash fair value of assumed common stock warrants	83,370
Add: Other issuance costs included in accounts payable and accrued liabilities	761
Less: Accrued liabilities extinguished through proceeds from Business Combination	(1,966)
Cash proceeds from the Business Combination	$467,530
Summary of Shares Issued
The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Artius shares outstanding prior to the Business Combination, including 4,500,000 Sponsor Vesting Shares	90,562,500
Less: redemption of Artius shares	(43,880,956)
Shares issued pursuant to the PIPE and Backstop Financing	24,300,001
Business Combination and PIPE Financing shares, including 4,500,000 Sponsor Vesting Shares	70,981,545
Conversion of Legacy Origin Series A preferred stock for common stock	33,783,099
Conversion of Legacy Origin Series B preferred stock for common stock	19,755,784
Conversion of Legacy Origin Series C preferred stock for common stock	6,286,349
Conversion of Legacy Origin convertible notes for common stock	2,049,212
Conversion of Legacy Origin common stock for common stock	2,838,041
Issuance of common stock upon exercise of warrants	5,554,440
Total shares of the Company common stock outstanding immediately following the Business Combination	141,248,470
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance ("Topic 832"), Disclosures by Business Entities about Government Assistance. The FASB issued this update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The main provisions of this update require the following disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy:
(i) Information about the nature of the transactions and the related accounting policy used to account for the transactions
(ii) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item
(iii) Significant terms and conditions of the transactions, including commitments and contingencies.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. Specifically, the update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for the Company in the fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The pronouncement is not expected to have a significant impact on the Company's consolidated financial statements.
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

6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$108,348	$—	$—	$108,348
Marketable securities	—	215,464	—	215,464
Total fair value	$108,348	$215,464	$—	$323,812
Liabilities:
Assumed common stock warrants (Public)	$21,015	$—	$—	$21,015
Assumed common stock warrants (Private Placement)	—	9,856	—	9,856
Earnout liability	—	—	42,533	42,533
Derivative liability	—	344	—	344
Total fair value	$21,015	$10,200	$42,533	$73,748

	Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$47,127	$—	$—	$47,127
Marketable securities	—	397,458	—	397,458
Derivative asset	—	202	—	202
Total fair value	$47,127	$397,660	$—	$444,787
Liabilities:
Assumed common stock warrants (Public)	$35,983	$—	$—	$35,983
Assumed common stock warrants (Private Placement)	—	16,877	—	16,877
Earnout liability	—	—	127,757	127,757
Derivative liability	—	103	—	103
Total fair value	$35,983	$16,980	$127,757	$180,720
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
The value of the Earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market.
As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of December 31, 2022
(in thousands)
Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,568	$38	$—	$17,606
Corporate bonds	115,134	—	(4,923)	110,211
Asset-backed securities	70,825	8	(3,885)	66,948
U.S. government and agency securities	19,308	—	(917)	18,391
Foreign government and agency securities	375	—	(37)	338
Municipal/provincial bonds and other	2,000	—	(30)	1,970
Total marketable securities	$225,210	$46	$(9,792)	$215,464

	As of December 31, 2021
(in thousands)
Investments Classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$274,939	$100	$(1,725)	$273,314
Asset-backed securities	96,713	190	(199)	96,704
U.S. government and agency securities	20,235	—	(64)	20,171
Foreign government and agency securities	3,262	—	(19)	3,243
Municipal/provincial bonds and other	4,000	5	—	4,005
Total	$399,149	$295	$(2,007)	$397,437
Pending purchases and sales	21	—	—	21
Total marketable securities	$399,170	$295	$(2,007)	$397,458
Any realized gains and losses and interest income are included in other income on the Consolidated Statements of Operations and Comprehensive Income (Loss).
We sold marketable securities for proceeds of $3,815.9 million, $2,024.1 million and zero during the year ended December 31, 2022, 2021 and 2020, respectively. As a result of those sales, we realized a loss of $1.0 million, a gain of $0.2 million, and zero during the year ended December 31, 2022, 2021 and 2020, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $193.5 million and $346.3 million as of December 31, 2022 and 2021, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.

The contractual maturities of the investments classified as marketable securities are as follows:

	As of December 31, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$17,606	$—	$—	$17,606
Corporate bonds	74,797	35,414	—	110,211
Asset-backed securities	1,907	4,833	60,207	66,947
U.S. government and agency securities	7,719	7,480	3,192	18,391
Foreign government and agency securities	—	338	—	338
Municipal/provincial bonds and other	1,971	—	—	1,971
Total marketable securities	$104,000	$48,065	$63,399	$215,464

	As of December 31, 2021
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$92,559	$134,199	$46,556	$273,314
Asset-backed securities	—	2,000	94,704	96,704
U.S. government and agency securities	—	7,995	12,176	20,171
Foreign government and agency securities	2,877	—	366	3,243
Municipal/provincial bonds and other	2,002	2,003	—	4,005
Total	$97,438	$146,197	$153,802	$397,437
Pending purchases and sales	21	—	—	21
Total marketable securities	$97,459	$146,197	$153,802	$397,458
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
Derivative Asset and Liabilities
Beginning in the year ended December 31, 2021, the Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense). During the year ended December 31, 2022 and 2021, the Company recognized a net loss of $0.4 million and a net gain of $0.1 million, respectively, on the fair value adjustment of the foreign currency derivative contracts.

The following table sets forth a summary of the activities of the Company’s redeemable convertible preferred stock warrant liability and embedded components of the stockholder convertible notes payable, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

Redeemable Convertible Preferred Stock Warrant	Years Ended December 31,
(in thousands)	2022	2021
Beginning warrant liability balance	$—	$19,233
Change in fair value of warrants liability	—	35,034
Reclassification to APIC upon recapitalization	—	(54,267)
Ending warrant liability balance	$—	$—

Embedded Derivative - Stockholder Convertible Notes Payable	Years Ended December 31,
(in thousands)	2022	2021
Beginning derivative liabilities balance	$—	$1,238
Change in fair value	—	(1,238)
Ending derivative liabilities balance	$—	$—
7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Land	$11,358	$912
Pilot plant	4,599	5,517
Lab equipment	2,526	2,227
Machinery and equipment	948	655
Computer and other equipment	598	388
Construction in process	138,847	55,026
Total	158,876	64,725
Less accumulated depreciation and amortization	(4,693)	(7,540)
Total property, plant, and equipment, net	$154,183	$57,185
For the year ended December 31, 2022, 2021 and 2020, depreciation expense totaled $0.7 million, $0.5 million and $0.5 million, respectively.
At December 31, 2022 and 2021, the Company capitalized $1.1 million and $0.9 million, respectively, of interest cost into Origin 1. At December 31, 2022 and 2021, the Company capitalized $1.9 million and $0.9 million of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended use. At December 31, 2022 and 2021 a cumulative translation adjustment of $3.0 million and $(0.1) million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.
8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Patents	$404	$432
Less accumulated amortization	(244)	(217)
Total intangible assets	$160	$215

The weighted average useful life of the patents was 4.41 years. For the year ended December 31, 2022, 2021 and 2020, amortization expense was $0.0 million.
9.Consortium Agreement
The Company entered into consortium agreements with counterparties to collaborate on development of a process to commercialize bio-based, decarbonizing materials for application on an industrial scale at a competitive price. The agreements expire once performance of the research and development program has been completed. At the time the consortium agreements were entered into, several of the counterparties were related parties (Note 11).
In 2020, an additional counterparty, that is not a related party, was added to the consortium agreement. Under the consortium agreement, the Company received zero, $0.5 million and $0.6 million during the year ended December 31, 2022, 2021 and 2020, respectively, which was recorded as other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
10.PPP Loan
In April 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $0.9 million under the PPP Loan. The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan has been made through First Republic Bank (the “Lender”).
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
In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of December 31, 2022, the Legacy Origin Series C Investor had not invested any funds in the consortium.

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
The other Offtake Agreement continues to allow the customer to terminate the agreement and seek liquidated damages if specified requirements are not satisfied. For example, under the agreement, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.4 million and $5.2 million as of December 31, 2022 and 2021, respectively.
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

Legacy Stockholder Note
In November 2016, the Company received a $5.0 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, the Company and legacy stockholder amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and legacy stockholder further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million which is the sum of the original principal with accrued interest prior to the amendment. As a result, the repayment dates were revised and to allow the Legacy Origin stockholder to offset amounts owed for the purchase of product from the Company's Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). At December 31, 2022 and 2021, the total debt principal outstanding was $5.2 million.
Legacy Related Party Other Liabilities, Long-term
In November 2016, the Company received a $5.0 million prepayment from a Legacy Origin stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate ("LIBOR") plus 0.25% (5.02% at December 31, 2022) and matures five years from the commercial operation date of Origin 1. At December 31, 2022 and 2021 the total note principal outstanding was $5.1 million and accrued interest outstanding was $0.3 million and $0.1 million, respectively.
12.Other Liabilities, Long-term
In September 2019, the Company entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2022 and 2021, the total amount outstanding on this agreement was $2.5 million.
13.Earnout Liability
As additional consideration for the Merger, within ten (10) Business Days after the occurrence of a Triggering Event, the Company shall issue or cause to be issued to each Legacy Origin stockholder the number of shares of the Company Class A Common Stock equal to the product of (i) the number of shares of Company Common Stock, Company Series A Preferred Stock, Company Series B Preferred Stock, Company Series C Preferred Stock, and the net number of shares of Company Capital Stock that would be issuable in respect of Vested Company Options in the event such options were exercised (on a net exercise basis with respect to only the applicable exercise price, immediately prior to the Closing and settled in the applicable number of shares of Company Common Stock, rounded down to the nearest whole share) held by such Legacy Origin stockholder as of immediately prior to the Effective Time; and (ii) the Earnout Exchange Ratio (such issued shares of Artius Class A Common Stock, collectively, the “Earnout Shares”). Notwithstanding anything to the contrary herein, in no event shall Artius be required to issue more than 25,000,000 Earnout Shares in the aggregate. A Triggering Event is defined as the following:
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
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 70%, and interest rate of 4.08%. At December 31, 2022 and 2021 the balance of the earnout liability was $42.5 million and $127.8 million, respectively. A gain of $85.4 million and $75.5 million for the year ended December 31, 2022 and 2021, respectively, was recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the change in the fair value of earnout liability.
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than the fifth year following the earlier of (1) the year in which the Company completes construction of Origin 1 or (2) March 2023. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. At December 31, 2022 and 2021, the Company recorded a liability for the amount received of $7.2 million and $6.8 million, respectively, on the Consolidated Balance Sheets in Canadian government research and development program liability.

15.Assumed Common Stock Warrants
As of December 31, 2022 and 2021, there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Consolidated Balance Sheets. The fair value of the Assumed Common Stock Warrants was remeasured on the December 31, 2022 and 2021 Consolidated Balance Sheets at $30.9 million and $52.9 million, respectively, and a gain of $22.0 million and $30.5 million, respectively, was recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of December 31, 2022 and 2021, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2022, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 143,034,225 and 141,301,569 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of December 31, 2022 and December 31, 2021, respectively.

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan ("ESPP"). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our board, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our board of directors. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the ESPP was automatically increased by 1,875,780. As a result, as of December 31, 2022, the number of shares available for issuance under the ESPP was 3,722,490. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.

To date no stock has been offered or issued to employee under the ESPP.
Equity Incentive Plans
The Company maintains the following equity incentive plans: the 2010 Stock Incentive Plan, the 2020 Equity Incentive Plan, and the 2021 Equity Incentive Plan, each as amended (together, the “Stock Plans”). Upon closing of the Business Combination, awards under the 2010 Stock Incentive Plan and 2020 Equity Incentive Plan were converted at the Exchange Ratio and the 2021 Equity Incentive Plan was adopted and approved.
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
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. On January 1, 2022, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 9,378,902 shares pursuant to the 2021 Plan’s “evergreen” provision. As of December 31, 2022, there were 27,846,011 shares of common stock reserved under the Stock Plans.
The following tables summarize stock option activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2020	8,222,710	$0.19	8.30
Granted	—	—
Exercised	(171,118)	0.42
Forfeited / canceled	(158,735)	0.14
Balance as of December 31, 2021	7,892,857	$0.19	7.31
Granted	—	$—
Exercised	(1,412,226)	0.28
Forfeited / canceled	(9,569)	0.63
Balance as of December 31, 2022	6,471,062	$0.17	7.29
Vested and expected to vest at December 31, 2022	6,471,062
During the year ended December 31, 2022 and 2021, the Company did not grant any stock options. As of December 31, 2022 and 2021, there were 15,728,837 and 11,285,104 awards, respectively, available for grant under the Stock Plans. As of December 31, 2022 and 2021 there were 3,588,523 and 4,130,184 exercisable options, respectively. The total intrinsic value of the options exercised during 2022 and 2021 was $8.5 million and $0.3 million, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. The aggregate intrinsic value of options vested and expected to vest at December 31, 2022 and 2021 were $28.7 million and $49.3 million, respectively. As of December 31, 2022 and 2021, the Company had stock-based compensation of $4.7 million and $6.6 million respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.7 years and 2.6 years, respectively.
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

The following table summarizes the RSU award and performance-based stock award activity for the December 31, 2022 and 2021:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2020	—	$—
Granted - RSU awards	769,505	7.34
Granted - performance-based stock awards	2,137,500	7.35
Unvested balance at December 31, 2021	2,907,005	$7.35
Granted - RSU awards	3,740,946	5.58
Granted - performance-based stock awards	505,500	5.69
RSU awards vested and converted to shares	(320,430)	7.34
Vested - performance-based stock awards	(391,575)	7.04
Forfeited - RSU awards	(36,996)	6.07
Forfeited - performance-based stock awards	(32,500)	6.23
Unvested balance at December 31, 2022	6,371,950	$6.24
Expected to vest	4,153,025

The RSU awards, which upon vesting entitles the holder to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested during 2022 and 2021 was $3.6 million and zero, respectively. As of December 31, 2022, one performance condition for the granted performance-based stock awards was met, therefore performance-based award stock compensation of $2.8 million was recorded. As of December 31, 2022, there were 2,218,925 unvested performance-based awards subject to certain performance criteria for vesting. The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $22.4 million as of December 31, 2022, and will be amortized on a straight-line basis over the remaining vesting periods. Total remaining compensation expense for performance-based stock awards to be recognized will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the year ended December 31, 2022, 2021 and 2020, stock compensation expense of $4.7 million, $4.5 million and $1.6 million, respectively, was recognized in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2022, 2021 and 2020 stock compensation expense of $2.5 million, $1.3 million and $0.1 million, respectively, was recognized in research and development expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Total remaining compensation expense to be recognized under the Stock Plans was $27.0 million as of December 31, 2022, and will be amortized on a straight-line basis over the remaining vesting periods of approximately 1.67 years for stock options, 2.70 years for RSU awards and over the requisite service period once considered probable for performance-based stock awards .
17.Income Taxes
Income before provision for income taxes consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
United States	$81,269	$43,645
International	(2,700)	(1,555)
Income before provision for income taxes	$78,569	$42,090

The federal and state income tax expense is summarized as follows:

(in thousands)	December 31, 2022	December 31, 2021
Current
Federal	$—	$—
State	3	3
International	—	—
Total current tax expense	$3	$3
Deferred
Federal	$—	$—
State	—	—
International	—	—
Total deferred tax expense	$—	$—

Total tax expense	$3	$3
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company's deferred taxes are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforwards	$27,210	$24,899
Available for Sale Securities	2,064	390
Lease liability	532	341
Other	1,580	230
Fixed assets and intangibles	25	89
Capitalized research and development costs	1,929	—
Total deferred tax assets	$33,340	$25,949

Deferred tax liabilities
ROU asset	$(515)	$(344)
Fixed assets and intangibles	(479)	—
Total deferred tax liabilities	$(994)	$(344)

Valuation allowance	$(32,346)	$(25,605)
Net deferred taxes	$—	$—
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
The valuation allowance increased by $6.7 million and $6.9 million for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, we had federal net operating loss carryforwards of approximately $110.2 million to offset future federal taxable income, with $42.0 million available through 2037 and $68.2 million available indefinitely. We don't have any state net operating loss carryforwards, but we had foreign net operating loss carryforwards of approximately $8.5 million that may offset future foreign taxable income through 2042.
At December 31, 2022, the Company has research and experimentation credit carryforwards of zero for foreign tax purposes that expire after 2038.
The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31, 2022	December 31, 2021
Statutory rate	21.0%	21.0%
State tax	1.1	(1.3)
Warrants, BCF, and other equity items	(28.7)	(33.3)
Valuation allowance	6.4	15.6
Other	0.7	(0.2)
Foreign rate differential	(0.2)	(0.2)
Stock-based compensation	(0.3)	(1.6)
Total	—%	—%
The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31, 2022	December 31, 2021
Statutory rate	$16,500	$8,833
State tax	875	(563)
Warrants, BCF, and other equity items	(22,559)	(14,002)
Valuation allowance	5,040	6,552
Other	502	(72)
Foreign rate differential	(148)	(85)
Stock-based compensation	(207)	(660)
Total	$3	$3
Under certain provisions of the Internal Revenue Code of 1986, as amended, a portion of the federal and state net operating loss carryforwards may be subject to an annual utilization limitation as a result of a change in ownership of the Company. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company has experienced ownership changes as defined by IRC Section 382 and the impact of those changes has been reflected in the consolidated financial statements. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

There were no unrecognized tax benefits in the years ended December 31, 2022 and 2021. The Company files income tax returns in the United States, various US states, and Canada. All tax years remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

18.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under noncancelable lease agreements and leases various office equipment, warehouse space, and temporary fencing. The operating leases have remaining lease terms of one to eight years. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the Consolidated Balance Sheets.
During 2021, the Company entered into a seven-year lease agreement for office space in Sacramento, California and recorded an operating lease ROU asset of approximately $0.9 million. Also in 2021, the Company entered into an 18-month lease agreement for office space in Sarnia, Ontario and recorded an operating lease right-of-use asset of approximately $0.1 million. The Company also entered into certain other operating leases during 2021 which were not individually or in aggregate material to the Company’s consolidated financial statements. During 2021, the Company amended two of its existing office leases in Sacramento, California. One of these amendments increased the lease payments and extended the lease agreement through October 2028. The other amendment was for an additional space which was effective early 2022 through October 2028. The Company also entered into other operating leases during 2022 which were not individually or in aggregate material to the Company's consolidated financial statements.
The Company elected the accounting policy election to account for lease and nonlease components as a single lease component for all asset classes. Further, the Company elects to recognize lease payments on short-term leases in profit or loss on straight-line basis over the lease term for all asset classes, excluding such leases from recognition requirements under Topic 842. Prior to the adoption of Topic 842 on January 1, 2021, the Company recognized operating lease costs on a straight-line basis once control of the space was achieved. Rent expense was $0.3 million for fiscal 2020.
The components of lease cost were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Operating lease cost	$671	$324
Variable lease cost	107	68
Total lease cost	$778	$392
Other information related to leases is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Operating lease ROU asset (included within Lease right-of-use asset)	$2,779	$1,782

Weighted average remaining lease term (in years):
Operating leases	5.28	7.44
Weighted average discount rate:
Operating leases	3.4%	2.8%

(in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$572	$271
ROU assets obtained in exchange for operating lease liabilities	$1,687	$2,062
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

Maturities of lease liabilities as of December 31, 2022 were as follows:

(in thousands)	December 31, 2022
2023	$703
2024	563
2025	465
2026	479
2027	493
Thereafter	422
Total lease payments	3,125
Less: imputed interest	(257)
Less: lease liabilities, current	(619)
Lease liabilities, non-current	$2,249
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
In May 2018, the Company executed operating and maintenance agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. The total amount capitalized into Property, Plant and Equipment, Net under the agreement was $1.5 million and $0.4 million during the year ended December 31, 2022 and 2021, respectively.
In May 2019, the Company also concurrently executed a take-or-pay steam supply agreement commencing by October 1, 2019, through December 31, 2022, whereby the Company will receive up to 25% for the first year and 50% thereafter of the steam generated, up to 140,000 MMBTUs per year. The price paid for the steam is based on a fixed amount plus the supplier’s cost of natural gas, as defined in the agreement. The total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.6 million and $0.3 million during the year ended December 31, 2022 and 2021, respectively.
From time to time the Company enters into a joint development agreement (the "JDA") with unrelated third parties to assist in the development of various products and processes. The agreements range from two to three years. There were no expenses under these agreements for the year ended December 31, 2022, 2021 or 2020.
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

In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the year ended December 31, 2022, 2021 or 2020.
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
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the year ended December 31, 2022, 2021 or 2020.
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
In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable €5 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, will make an additional payment of €7.5 million and may make additional payments depending on the achievement of certain milestones. In connection with this license, the Company entered into a conditional offtake agreement under which the licensor will supply the Company from its plants with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications.
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At December 31, 2022 and December 31, 2021, there were no claims or legal proceedings pending or threatened against the Company.

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

(In thousands, except for share and per share amounts)	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders—Basic	$78,569	$42,090	$(30,302)

Net income (loss) attributable to common stockholders—Diluted	$78,569	$42,090	$(30,302)
Denominator:
Weighted-average common shares outstanding—Basic (1)	137,563,877	101,221,781	62,544,933
Stock options	4,571,301	4,954,919	—
RSU awards	11,589	61,054	—
Weighted-average common shares outstanding—Diluted (1)	142,146,767	106,237,754	62,544,933
Net income (loss) per share—Basic	$0.57	$0.42	$(0.48)
Net income (loss) per share—Diluted	$0.55	$0.40	$(0.48)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 and 2,342,466 shares for the year ended December 31, 2022 and 2021, respectively.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted earnings per share as they are subject to performance or market conditions that were not achieved as follows:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	1,481,531	1,481,531	—
Performance-based stock awards	2,218,925	2,137,500	—
Earnout shares	25,000,000	25,000,000	—
Sponsor vesting shares	4,500,000	4,500,000	—
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	—	—	8,222,710
Warrants to purchase common stock	35,476,667	35,476,667	—
Warrants to purchase redeemable convertible preferred stock, as-converted	—	2,678,320	5,554,470

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “internal controls over financial reporting,” as such term is defined in Rule 13a-15(f) under the Exchange Act, our management, including our Co-Chief Executive Officers and Chief Financial Officer, believe that our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based upon the results of its evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8. “Financial Statements” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information to be set forth in our Proxy Statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information to be set forth in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth in our Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information to be set forth in our Proxy Statement.
Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) Exhibits.
The exhibits listed below are filed as part of this registration statement

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 16, 2021.	S-4/A	333-254012	2.1	May 25, 2021
2.2	Letter Agreement, dated as of March 5, 2021.	S-4/A	333-254012	2.2	May 25, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
4.1	Specimen Common Stock Certificate of the Company.	S-4/A	333-254012	4.4	May 25, 2021
4.2	Specimen Warrant Certificate of the Company.	S-1/A	333-239421	4.3	July 2, 2020

4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated July 13, 2020.	8-K	001-39378	4.1	July 16, 2020
4.4	Certificate of Corporate Domestication of Artius.	S-4/A	333-254012	4.6	May 25, 2021
4.5	Description of Securities.	10-K	001-39378	4.5	March 1, 2022
10.1#	Form of Performance Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.1	November 12, 2021
10.2#	Form of Restricted Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.2	November 12, 2021
10.3#	Form of Director Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.3	November 12, 2021
10.4*	Amendment No. 1 to Offtake Supply Agreement by and between Origin Materials Inc. and Danone Asia Pte Ltd. dated August 1, 2022	10-K	001-39378	10.4	February 23, 2023
10.5	Investor Rights Agreement, by and between the Company and certain stockholders, dated June 25, 2021.	8-K	001-39378	10.5	June 25, 2021
10.6#	Form of Indemnification Agreement.	8-K	001-39378	10.6	June 25, 2021
10.7#	Non-Employee Director Compensation Policy.	8-K	001-39378	10.7	June 25, 2021
10.8#	Micromidas, Inc. 2010 Stock Incentive Plan, as amended.	S-4/A	333-254012	10.1	May 25, 2021
10.9#	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Stock Incentive Plan.	S-4/A	333-254012	10.2	May 25, 2021
10.10#	Micromidas, Inc. 2020 Equity Incentive Plan.	S-4/A	333-254012	10.3	May 25, 2021
10.11#	Forms of Stock Option Grant Notice, Option Agreement and Exercise Notice under the 2020 Equity Incentive Plan.	S-4/A	333-254012	10.4	May 25, 2021
10.12#	Origin Materials 2021 Equity Incentive Plan.	8-K	001-39378	10.12	June 25, 2021
10.13#	Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	8-K	001-39378	10.13	June 25, 2021
10.14#	Origin Materials 2021 Employee Stock Purchase Plan.	8-K	001-39378	10.14	June 25, 2021
10.15#	Offer Letter, dated October 28, 2020, by and between Micromidas, Inc. and Rich Riley.	S-4/A	333-254012	10.7	May 25, 2021
10.16#	Offer Letter, dated January 9, 2018, by and between Micromidas, Inc. and Joshua Lee.	S-4/A	333-254012	10.8	May 25, 2021
10.17#	Offer Letter, dated August 11, 2020, by and between Micromidas, Inc. and Nate Whaley.	S-4/A	333-254012	10.9	May 25, 2021
10.18	Standard Industrial/Commercial Multi-Tenant Lease for 930 Riverside Parkway, Suites 10-30, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.10	May 25, 2021
10.19	Standard Industrial/Commercial Multi-Tenant Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated February 28, 2013.	S-4/A	333-254012	10.11	May 25, 2021

10.20	Second Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 11, 2015.	S-4/A	333-254012	10.12	May 25, 2021
10.21	Third Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.13	May 25, 2021
10.22	Form of Sponsor Letter Agreement.	S-4/A	333-254012	10.16	May 25, 2021
10.23	Private Placement Warrants Purchase Agreement between the Company and Artius Acquisition Partners LLC.	8-K	001-39378	10.3	July 16, 2020
10.24	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.33	May 25, 2021
10.25	First Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated November 8, 2019.	S-4/A	333-254012	10.34	May 25, 2021
10.26	Second Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 21, 2020.	S-4/A	333-254012	10.35	May 25, 2021
10.27	Third Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated January 22, 2021.	S-4/A	333-254012	10.36	May 25, 2021
10.28	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated May 23, 2019.	S-4/A	333-254012	10.37	May 25, 2021
10.29	First Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated November 8, 2019.	S-4/A	333-254012	10.38	May 25, 2021
10.30	Second Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated May 21, 2020.	S-4/A	333-254012	10.39	May 25, 2021
10.31	Third Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated January 27, 2021.	S-4/A	333-254012	10.40	May 25, 2021

10.32+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated August 3, 2018.	S-4/A	333-254012	10.42	May 25, 2021
10.33^	Amendment No. 1 to Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated October 24, 2019.	S-4/A	333-254012	10.43	May 25, 2021
10.34+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.44	May 25, 2021
10.35+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Nestle Waters Management & Technology, dated May 23, 2019.	S-4/A	333-254012	10.45	May 25, 2021
10.36+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Packaging Equity Holdings, LLC, dated December 13, 2020.	S-4/A	333-254012	10.46	May 25, 2021
10.37+^	Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, dated August 1, 2022	POS-AM	333-257931	10.51	August 3, 2022
10.38+^	Fourth Amendment to Amended and Restated Secured Promissory Note by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, Origin Materials Canada Holding Limited, and Origin Materials Canada Pioneer Limited, dated August 1, 2022	POS-AM	333-257931	10.52	August 3, 2022
16.1	Letter from Marcum LLP.	8-K	001-39378	16.1	July 1, 2021
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: February 23, 2023	By:	/s/ John Bissell
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

Signature	Title	Date

/s/ John Bissell	Co-Chief Executive Officer and Director	February 23, 2023
John Bissell	(Co-Principal Executive Officer)

/s/ Rich Riley	Co-Chief Executive Officer and Director	February 23, 2023
Rich Riley	(Co-Principal Executive Officer)

/s/ Nate Whaley	Chief Financial Officer	February 23, 2023
Nate Whaley	(Principal Financial and Accounting Officer)

/s/ Karen Richardson	Chairperson of the Board	February 23, 2023
Karen Richardson

/s/ Benno O. Dorer	Director	February 23, 2023
Benno O. Dorer

/s/ Charles Drucker	Director	February 23, 2023
Charles Drucker

/s/ Kathleen B. Fish	Director	February 23, 2023
Kathleen B. Fish

/s/ William Harvey	Director	February 23, 2023
William Harvey

/s/ Boon Sim	Director	February 23, 2023
Boon Sim

/s/ Pia Heidenmark Cook	Director	February 23, 2023
Pia Heidenmark Cook