Form 10-K/A
period 2022-12-31
Origin Materials, Inc.
filed 2023-05-01
CIK 1802457

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
The registrant had issued and outstanding an aggregate of 143,267,991 shares of common stock as of April 25, 2023.
The registrant's auditor for the year ended December 31, 2022 was Grant Thornton LLP, San Jose, California (PCAOB ID 248)

EXPLANATORY NOTE

Origin Materials, Inc. (the “Company,” “Origin,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Original Form 10-K”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because our definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officers and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our business affairs are managed under the direction of our board of directors, which is currently composed of nine members. Seven of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market (“Nasdaq”). Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.
Directors and Executive Officers
The following table sets forth the names, ages as of March 31, 2023, and certain other information for our executive officers, each of the directors with terms expiring at the Annual Meeting (who are also nominees for election as a director at the Annual Meeting), and for each of the continuing members of our board of directors:

Name	Age	Position
Executive Officers
John Bissell	38	Co-Chief Executive Officer and Director
Rich Riley	49	Co-Chief Executive Officer and Director
Nate Whaley	49	Chief Financial Officer
Joshua Lee	46	General Counsel

Name	Class	Age	Position	Current Term Expires	Expiration of Term For Which Nominated
Non-Employee Directors
Karen Ann Richardson	III	60	Chair of the Board	2024
Pia Heidenmark Cook(1)(2)	I	51	Director	2025
Benno Dorer(1)(3)	III	59	Director	2024
Charles Drucker(2)(3)	II	60	Director	2023	2026
Kathleen B. Fish(2)(3)	II	65	Director	2023	2026
William J. Harvey(1)(2)	I	72	Director	2025
Craig A. Rogerson(1)(3)	I	66	Director Elect(4)	2025
R. Tony Tripeny(1)(2)	II	64	Director Elect(4)	2023	2026
__________________
(1)Member of the Audit Committee.
(2)Member of the Nominating and Corporate Governance Committee.
(3)Member of the Compensation Committee.
(4)Each of Mr. Rogerson and Mr. Tripeny are expected to join the board of directors on May 1, 2023.
Executive Officers

John Bissell co-founded Origin Materials in November 2008 and served as its Chief Executive Officer - now co-Chief Executive Officer - and a member of its board of directors since inception. Mr. Bissell was trained as a chemical engineer at UC Davis, and has extensive experience in R&D, engineering, and business development in the chemical industry. He's been recognized by the US EPA, Forbes, and the University of California for his professional and technical contributions. Finally, he’s raised over half a billion USD in capital, and took Origin Materials public in 2021. We believe that Mr. Bissell’s extensive experience in the materials industry, his experience as an executive, and his leadership of Origin qualify him to serve as our director.

Rich Riley has served as Co-Chief Executive Officer and a member of the board of directors of Origin Materials since October 2020. Mr. Riley has been an advisor to and investor in Origin since 2010. From April 2013 to January 2019, Mr. Riley was the Chief Executive Officer of Shazam Entertainment Ltd, a leading mobile music application that was acquired by Apple Inc. in 2018. Mr. Riley served as an industry advisor to KKR & Co. L.P., a leading global investment firm, from 2013 to 2022. Mr. Riley was an executive at Yahoo! Inc. from Jan. 1999 to Sept. 2012 with roles including EVP, Americas and SVP & MD, EMEA Region. He joined Yahoo! when it acquired Log-Me-On.com, where he was the Co-Founder and Managing Member. Mr. Riley began his career as an investment banking analyst at Donaldson, Lufkin & Jenrette. Mr. Riley was a finalist for Ernst & Young's Entrepreneur of the Year Award, Featured in Forbes 40 under 40 Ones to Watch and included three times in Billboard Magazine's Power 100 list. Mr. Riley is a Trustee at St. Luke’s school, a member of the advisory Board for the Entrepreneurship Department at the Wharton School and a member of the Executive Board of Boy Scouts of America, Connecticut Yankee Council. Mr. Riley received a B.S. in economics with concentrations in finance and entrepreneurial management from the Wharton School of the University of Pennsylvania. We believe that Mr. Riley’s broad experience as an executive and advisor across industries qualify him to serve as our director.

Nate Whaley has served as our Chief Financial Officer since June 2021 and previously served as the Chief Financial Officer of Origin Operating from September 2020 to June 2021. Mr. Whaley has extensive expertise in scaling companies across a wide range of highly visible, capital-intensive industries including both operations and project-delivery. From 2014 to 2020 Mr. Whaley operated Whaley Group, a private provider of CFO, corporate financial and asset management advisory services. His representative engagements included serving as Senior Vice President of Finance and Strategy of Mammoth Resorts, a Starwood Capital Group portfolio company, Strategic Advisor to the World Surf League, the developer of the man-made wave system technology at the Kelly Slater Wave Company, and Chief Financial Officer and Strategic Advisor to Stikwood, a private wood wall planking manufacturer. From 2001 to 2014 Mr. Whaley served roles including Chief Financial Officer and President – Development of Kirkwood Capital Partners, the holding company of the operating businesses, real estate development and sales, and gas and electric utility companies at Kirkwood Mountain Resort in Lake Tahoe, California. Mr. Whaley received a B.S. in Civil & Environmental Engineering from the University of California, Davis and an MBA from the Graduate School of Management at the University of California, Davis.

Joshua Lee has served as our General Counsel and Secretary since June 2021. Mr. Lee joined Origin Operating as its Corporate Counsel in February 2018 and served as its General Counsel from December 2020 to June 2021. Mr. Lee has also served as Secretary of Origin Operating since February 12, 2020 and as Origin’s Secretary since June 2021. Prior to joining Origin Operating, Mr. Lee was an attorney at Miller Barondess, LLP from 2016 to 2018, and at Irell & Manella LLP from 2009 to 2016. Mr. Lee received a B.A. in Economics and German from the University of Southern California, an M.A. in Economics from the University of Southern California, and a J.D. from Yale Law School.
Non-Employee Directors

Karen Ann Richardson has served as the Chair of Origin’s board of directors since June 2021. Ms. Richardson has a breadth of experience in the technology services industry and has served as a non-executive director of BP plc, an energy company, since January 2021 and Exponent, an engineering and scientific consulting company, since February 2023. Ms. Richardson also served on the board of directors of Exponent from December 2013 to June 2022 and on the board of directors of Doma Holdings Inc., an insurance company, from August 2019 to January 2023. In addition, Ms. Richardson served as a director of Worldpay, a payment processing company, from 2018 until July 2019. Prior to this, Ms. Richardson was an independent non-executive director of Worldpay Group plc, a payment processing company. Ms. Richardson also served as a non-executive director at BT Plc, a telecommunications company, from October 2011 to August 2018. Prior to her time at Worldpay and BT, Ms. Richardson held a number of senior sales and marketing roles in technology companies, including her tenure as Chief Executive Officer at Epiphany Inc. between 2003 and 2006. Ms. Richardson has also served as an advisor to Silver Lake Partners and has served on a number of private company boards, including i2 Holdings, Ayasdi LLC, Hackerrank, Convercent, Inc., Virtuoz, and Hi5 Networks, Inc. We believe that Ms. Richardson is qualified to serve on our board of directors given her leadership experience in technologically complex organizations.

Benno Dorer has served on Origin’s board of directors and as Chair of the Audit Committee since June 2021. Mr. Dorer currently serves as Interim President and CEO of VF Corporation (“VF”), an apparel and footwear company, a role he assumed in December 2022. He has served on VF’s board of directors since February 2017 and has acted as lead independent director from July 2021 until December 2022. He has also served on the board of directors of Wella Company, a cosmetics company, since 2021. Previously, Mr. Dorer served as CEO of The Clorox Company, a manufacturer of consumer and professional products, from November 2014 until September 2020 and as Chairman of The Clorox Company from August 2016 until February 2021. Prior to his time at The Clorox Company, Mr. Dorer held various marketing and sales roles at The Procter & Gamble Company in Europe and the United States. Mr. Dorer had also previously served the Consumer Brands Association, the trade association for the consumer packaged goods industry, as Board Director and Vice Chairman until 2020. We believe that Mr. Dorer is qualified to serve on our board of directors given his extensive experience in the consumer and professional products industry.

Charles Drucker has served on Origin’'s board of directors since June 2021 and as Chair of the Compensation Committee from June 2021 to February 2023. Mr. Drucker has had a decades-long career in the financial services industry. Mr. Drucker was a member of the board of directors of Fidelity National Information Services, Inc. (“FIS”), a financial services company, and served as Vice Chairman until March 1, 2020. From January 2019 until its acquisition by FIS, he served as Executive Chairman and Chief Executive Officer of Worldpay, a leading global payments company, and also served as Worldpay’s Executive Chairman and Co-Chief Executive Officer from January 2018 to December 2018. From 2009 to 2017, Mr. Drucker was the Chief Executive Officer of Worldpay’s predecessor, Vantiv, Inc. Prior to joining Vantiv, Mr. Drucker served as Executive Vice President of Fifth Third Bancorp from June 2005 to June 2009. Prior to joining Fifth Third Bancorp, Mr. Drucker was with First Data Corporation and Wells Fargo. Mr. Drucker has also served on the board of directors of Donnelley Financial Solutions, Inc., a financial compliance company, since 2016. We believe that Mr. Drucker is qualified to serve on our board of directors because of his extensive senior management experience in the payments and technology industries, as well as his experience with deep financial services.

Kathleen B. Fish has served on Origin’s board of directors since June 2021 and as Chair of the Compensation Committee since February 2023. Ms. Fish served as Chief Research, Development and Innovation Officer of Procter & Gamble, a consumer goods company, from February 2014 until December 2020. Prior to this, Ms. Fish served as vice president of the Global Fabric Care R&D organization at Procter & Gamble from January 2009 to January 2014, and as vice president of the Global Baby Care R&D organization at Procter & Gamble from November 2003 to November 2008. Ms. Fish joined Procter & Gamble in 1979 as part of its Product Development (R&D) organization. Ms. Fish is currently a member of the board of directors of USA Swimming and has served on the board of directors of Balchem, an industrial gas company, since June 2021. We believe that Ms. Fish’s leadership experience in the consumer goods industry qualifies her to be on our board of directors.

William J. Harvey served as a member of Origin Operating's board of directors from June 2017 to June 2021 and as a member of Origin’s board and the Chair of the Nominating and Governance Committee since June 2021. Mr. Harvey served from July 2009 to December 2016 as the President of DuPont Packaging & Industrial Polymers (P&IP), a global business unit of E. I. du Pont de Nemours & Company, Inc., a chemical company. Mr. Harvey became a member of the board of directors of Bridgestone Americas, Inc., the North American subsidiary of a Japanese multinational auto and truck parts manufacturer, in June 2017. Since March 2011, Mr. Harvey has served on the board of directors of Kennametal, Inc., a supplier of tooling and industrial materials. In March 2020, Mr. Harvey joined the Management Board of Huber Engineered Woods LLC, a manufacturer and supplier of wood products and a wholly-owned subsidiary of J.M. Huber Corporation. Since March 2021, he has been a member of the board of Clean Chemistry, Inc, a company owned by Black Bay Energy Capital. As a part of that assignment, Mr. Harvey sits on Black Bay’s Advisory Board which reviews strategic investment opportunities. Mr. Harvey received an MBA from the Darden School at the University of Virginia and a B.S. in Economics from Virginia Commonwealth University. We believe that Mr. Harvey’s broad experience as an executive and board member in the packaging and materials industries qualify him to serve as our director.

Pia Heidenmark Cook has served on Origin’s board of directors since June 2021. Ms. Cook has also served as Chief Sustainability Officer at Ingka Group (“IKEA”), a holding company. Prior to this position, she served as head of Sustainability in IKEA Retail & Expansion for the IKEA Group from 2011 to 2017 and as head of Communications for the IKEA Foundation from 2008 to 2011. Prior to joining IKEA in 2008, Ms. Cook served as Vice President of Corporate Social Responsibility at the Rezidor Hotel Group from 2001 to 2008. Ms. Cook currently serves on the boards of Bupa, a health insurance company, MAX Burgers AB, a fast food company, and, from January 2023, Decathlon SA, a sporting goods retailer. Ms. Cook also serves as senior advisor to Teneo and the DO Group. Ms. Cook has previously served as co-chair of The Retailers’ Environmental Action Programme and as chairman of the tourism branch of the Prince of Wales Business Leaders Forum. Ms. Cook has received a Technical Licentiate degree and a M.Sc. in Environmental Management from the University of Lund, Sweden, and a M.Sc. in International Business Administration and Economics from Uppsala University, Sweden. We believe that Ms. Cook’s extensive experience in sustainability and corporate social responsibility qualifies her to serve as our director.

Craig A. Rogerson will join Origin’s board of directors in May 2022. Previously, Mr. Rogerson served as Chairman, President, and Chief Executive Officer at Hexion Inc., a chemical company, from July 2017 and retired in January 2023. Hexion filed for Chapter 11 bankruptcy in April 2019 and reemerged from bankruptcy in July 2019. Prior to joining Hexion, Mr. Rogerson served as Chairman, President, and Chief Executive Officer of Chemtura Corporation, a position he held from December 2008 until April 2017. Mr. Rogerson also served as President, Chief Executive Officer, and Director of Hercules Incorporated from December 2003 until November 2008. Mr. Rogerson joined Hercules in 1979 and served in a number of management positions before leaving the company to serve as President and Chief Executive Officer of

Wacker Silicones Corporation in 1997. In May 2000, Mr. Rogerson rejoined Hercules and was named President of its BetzDearborn Division in August 2000. Prior to being named Chief Executive Officer of Hercules in December 2003, Mr. Rogerson held a variety of senior management positions with the company, including president of the FiberVisions and Pinova Divisions, vice president of Global Procurement, and Chief Operating Officer. Craig serves as independent board chair of PPL Corporation, an energy company, and on the boards of the Pancreatic Cancer Action Network and McLaren Northern Michigan Hospital. He also previously served on the boards of Ashland Global Holdings Inc., a chemical company, the Society of Chemical Industry, and the American Chemistry Council. Mr. Rogerson holds a chemical engineering degree from Michigan State University. He also serves on the Michigan State University College of Engineering Alumni Board and on the advisory board of the Michigan State University Chemical Engineering & Materials Science Department.

R. Tony Tripeny has been a director at Mesa Laboratories, Inc., a manufacturing company, since 2022. He served on the board of Hardinge, Inc., a machine industry company, from 2012 to 2018. Mr. Tripeny joined Corning Inc., a technology company, in 1985 and held various and progressive roles in the areas of corporate accounting and finance, including Senior Vice President, Corporate Controller, and Principal Accounting Officer, and was named Chief Financial Officer in 2015. He retired as Executive Vice President and Chief Financial Officer of Corning Inc. in 2022. He previously served as a Financial Analyst for GKN Automotive Ltd. from 1981 to 1985. Mr. Tripeny holds an economics degree from the University of Pennsylvania’s Wharton School of Business.
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
Audit Committee
The Audit Committee consists of Benno Dorer, William J. Harvey and Pia Heidenmark Cook. Beginning on May 1, 2023, the Audit Committee is expected to consist of Benno Dorer, Pia Heidenmark Cook, William J. Harvey, Craig A. Rogerson, and R. Tony Tripeny. Our board of directors has determined that each member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of the Audit Committee is Benno Dorer. The chair of the Audit Committee is Benno Dorer. Our board of directors has determined that each of Benno Dorer and R. Tony Tripeny qualifies as an “Audit Committee financial expert” within the meaning of SEC regulations. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each Audit Committee member’s scope of experience and the nature of their employment.
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
Compensation Committee
Our Compensation Committee consists of Kathleen B. Fish, Benno Dorer, and Charles Drucker. The Compensation Committee was previously chaired by Mr. Drucker until February 2023, at which point Ms. Fish succeeded as the chair of the Compensation Committee. Beginning on May 1, 2023, the Compensation Committee is expected to consist of Kathleen B. Fish, Benno Dorer, Charles Drucker, and Craig A. Rogerson. Our board of directors has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
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

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of William J. Harvey, Charles Drucker, Kathleen B. Fish and Pia Heidenmark Cook. The chair of the Nominating and Corporate Governance Committee is William J. Harvey. Our board of directors has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq listing standards.
Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable Nasdaq listing standards. A copy of the charter of our Nominating and Corporate Governance Committee is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”
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
Item 11. Executive Compensation
This Compensation Discussion and Analysis provides information regarding our compensation program for the fiscal year ended December 31, 2022 for our co-principal executive officers, principal financial officer and three most highly compensated executive officers (other than our principal executive officers and principal financial officer) who were serving as executive officers on December 31, 2022 who we refer to collectively as our “named executive officers.” Our named executive officers for fiscal year ended December 31, 2022 were:
•John Bissell, Origin’s Co-Chief Executive Officer;
•Rich Riley, Origin’s Co-Chief Executive Officer;
•Nate Whaley, Origin’s Chief Financial Officer;
•Stephen Galowitz, Origin’s Chief Commercial Officer(1); and
•Joshua Lee, Origin’s General Counsel and Secretary.
__________________
(1) The board of directors of the Company has determined that Mr. Galowitz ceased to be an executive officer of the Company as of March 2023.
This Compensation Discussion and Analysis provides an overview of our executive compensation program, philosophy, the overall objectives of our executive compensation program, how each element of our executive compensation program is designed to satisfy those objectives, and the policies underlying our executive compensation program for the year ended December 31, 2022 and the compensation awarded to our named executive officers for fiscal year ended December 31, 2022. The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures.
Compensation Program Objectives, Philosophy and Elements of Compensation
The main objectives of our executive compensation program are to:
•Motivate, attract and retain highly qualified executives who are committed to the Company’s mission, performance and culture, by paying them competitively.
•Create a fair, reasonable and balanced compensation program that rewards executives’ performance and contributions to the Company’s short- and long-term business results, while closely aligning the interests of the executives with those of stockholders.
•Emphasize pay for performance, with a program that aligns financial and operational achievements.
We believe that the Company’s executive compensation program design features accomplish the following:
•Provide base salaries consistent with each executive’s responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.

•Ensure a significant portion of each executive’s compensation is tied to the future share performance of the Company, thus aligning their interests with those of our stockholders.
•Utilize equity compensation and vesting periods for equity awards that encourage executives to remain employed and focus on sustained share price appreciation.
•Utilize a mix between cash and equity compensation designed to encourage strategies and actions that are in the long-term best interests of the Company.
To achieve our compensation objectives, we historically have provided our executive officers, including our named executive officers, with a compensation package consisting of the following elements:

Element of Compensation	Objectives	Key Features
Base Salary (fixed cash)	Provides financial stability and security through a fixed amount of cash for performing job responsibilities.	Generally reviewed annually at the beginning of the year and determined based on a number of factors (including individual performance, internal equity, retention, expected cost of living increases and our overall performance) and by reference to market data provided by our independent compensation consultant.
Long-Term Incentive (at-risk equity)	Motivates and rewards for long-term Company performance; aligns executives’ interests with stockholder interests and changes in stockholder value. Attracts highly qualified executives and encourages their continued employment over the long-term.	Annual equity opportunities are generally reviewed and determined annually at the beginning of the year or as appropriate during the year for new hires, promotions, or other special circumstances, such as to encourage retention, or as a reward for significant achievement. Individual grants are determined based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our stock, internal equity amongst executives and market data provided by our independent compensation consultant.

In evaluating our executive compensation policies and programs, as well as the short-term and long-term value of our executive compensation plans, we consider both the performance and skills of each of our executives, as well as the compensation paid to executives in similar companies with similar responsibilities. We focus on providing a competitive compensation package which provides significant current and long-term incentives for the achievement of measurable corporate objectives. We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize stockholder value.
We do not have any formal policies for allocating compensation among salary and equity grants, current and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, a significant portion of the named executive officers’ total target compensation is comprised of performance-based long-term equity awards, in order to align the executive officers’ incentives with the interests of our stockholders and our corporate goals.
In making executive compensation decisions, the Compensation Committee generally considers each executive officer’s total target direct compensation, which consists of base salary and long-term equity awards (valued based on an approximation of grant date fair value).

How We Determine Executive Compensation
Role of Our Compensation Committee, Management and the Board
The Compensation Committee is appointed by the board of directors to assist with the Board’s oversight responsibilities with respect to the Company’s compensation and benefit plans, policies and programs, administration of Company equity plans and its responsibilities related to the compensation of the Company’s executive officers, directors, and senior management, as appropriate.
The Compensation Committee is primarily responsible for establishing and reviewing our general compensation strategy. The Compensation Committee meets periodically throughout the year to, among other responsibilities, manage and evaluate our executive compensation program, and generally determines, which may be subject to final board of directors approval, the principal components of compensation (base salary, performance bonus awards, and equity awards) for our executive officers on an annual basis; however, decisions may occur at other times for new hires, promotions or other special circumstances as our Compensation Committee determines appropriate. The Compensation Committee does not delegate authority to approve executive officer compensation. The Compensation Committee does not maintain a formal policy regarding the timing of equity awards to our executive officers and has not historically provided for annual refresh grants to executive officers each year but instead grants equity awards when it determines appropriate, which typically includes when an executive officer is hired or promoted and at other times the Compensation Committee determines appropriate for retention or other purposes. The Compensation Committee typically grants equity awards on regularly scheduled dates that occur once a quarter. The Compensation Committee will continue to evaluate its equity grant policies as we continue to evolve and grow as a public company.
Our Compensation Committee works with and receives information and analyses from management, including within our legal, finance, and human resources departments, and our Co-Chief Executive Officers, and considers such information and analyses in determining the structure and amount of compensation to be paid to our executive officers, including our named executive officers. Our Co-Chief Executive Officers evaluate and provide to the Compensation Committee executive officer performance assessments and management’s recommendations and proposals regarding executive officer compensation programs and decisions affecting base salaries, equity compensation, and other compensation-related matters outside of the presence of any other named executive officers. However, our Compensation Committee retains the final authority to make all compensation decisions. While our Co-Chief Executive Officers discuss their recommendations with the Compensation Committee, neither participates in the deliberations concerning, or the determination of, their own compensation.
From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee or board of directors meetings.
Members of management, including our Co-Chief Executive Officers, may attend portions of our Compensation Committee’s meetings; however, our Co-Chief Executive Officers are not present during decisions regarding each of their respective compensation.
Role of Compensation Consultant
During the fiscal year ended December 31, 2022, the Compensation Committee retained Meridian, as its independent compensation consultant. In this capacity, Meridian has advised the Compensation Committee on compensation matters related to the executive and director compensation structure. In the fiscal year ended December 31, 2022, Meridian assisted with, among other things:
•conducting an executive market pay analysis;
•developing a group of peer companies to use as a reference in making executive compensation decisions;
•evaluating current executive pay practices;
•reviewing our director compensation policies and practices; and
•assisting in the development of this Compensation Discussion and Analysis in consultation with our legal advisors.
The Compensation Committee has the sole authority to engage and terminate Meridian’s services, as well as to approve its compensation. Meridian makes recommendations to the Compensation Committee but has no authority to make compensation decisions on behalf of the Compensation Committee or the Company. Meridian reported to the Compensation Committee and had direct access to the chairperson and the other members of the Compensation Committee. Beyond data and advice related to executive and director compensation matters, Meridian did not provide other services to our Company in the fiscal year ended December 31, 2022.

The Compensation Committee considered whether the work of Meridian as the compensation consultant raised any conflict of interest, considering relevant factors in accordance with SEC guidelines. Based on its analysis, our Compensation Committee determined that the work of Meridian and the individual compensation advisors has conformed to the independence factors and guidance provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC and the Nasdaq listing standards and that no conflicts of interest exist with respect to Meridian.
Use of Competitive Market Compensation Data
The Compensation Committee believes that it is important when making compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, the Compensation Committee works annually with Meridian to review and amend the list of our peer group companies to be used in connection with assessing compensation practices and pay levels . The Compensation Committee believes that the peer and market data provided by Meridian, along with other factors, is an important reference point when setting compensation for our named executive officers because competition for executive management is intense in our industry and the retention of our talented leadership team is critical to our success.
Fiscal Year 2022 Peer Group
The Compensation Committee utilizes a peer group prepared in collaboration with Meridian of identified companies that are considered by the Compensation Committee to be of comparable size (revenue and market capitalization), enterprise value, industry affiliation, and/or other similar characteristics, such as time from an initial public offering and operational profile. The Compensation Committee engages Meridian to conduct annual assessments of our Peer Group in order to ensure each peer remains appropriate year-over-year. The peer group was initially created in March 2021, in connection with the Business Combination and reassessed in August 2021. In August 2022, Meridian proposed, and the Compensation Committee approved, an updated group of companies that would be appropriate peers for the fiscal year ended December 31, 2022 compensation decisions, as shown in the table below:

2022 Primary Peer Group
Amyris, Inc.	Enovix Corporation	Montauk Renewables, Inc.
Arryved, Inc. or Arryx, Inc.	FutureFuel Corp.	Microvast Holdings, Inc.
Chase Corporation	JFrog Ltd.	Sunnova Energy International, Inc.
Codexis, Inc.	Energy Recovery, Inc.	PureCycle Technologies, Inc.
Cerence, Inc.	E2 Open Parent Holdings, Inc.	Phreesia, Inc.
Desktop Metal, Inc.	Li-Cycle Holdings Corp.	Telos Corporation
Danimer Scientific, Inc.	Montrose Environmental Group, Inc.	Vicor Corporation
Stockholder Say-on-Pay Vote
Our stockholders will have their first opportunity to cast a non-binding, advisory vote to approve our named executive officers’ compensation at the Annual Meeting. We intend to consider the outcome of the say-on-pay votes when making compensation decisions regarding our named executive officers. At last year’s Annual Meeting, our stockholders indicated their approval of the recommendation that we solicit a say-on-pay vote on an annual basis. A “say-on-frequency” vote is required every six years, and as such, our next say-on-frequency vote will be in 2028.
Elements of Our Executive Compensation Program for the Fiscal Year Ended December 31, 2022
Base Salaries
The base salaries of our named executive officers are an important part of their total compensation package, and are intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In October of 2022, the Compensation Committee reviewed the base salaries of our named executive officers and did not recommend any base salary changes.
Equity Compensation
In connection with our Business Combination, we adopted the 2021 Equity Incentive Plan (the “2021 Plan”), under which we may grant cash and equity incentive awards to directors, employees and consultants of our Company and our affiliates, to enable us to obtain and retain services of these individuals, which we believe is essential to our long-term success.
Individual grants are determined by the Compensation Committee based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our stock, internal equity amongst executives and market data provided by our independent compensation consultant.

In fiscal year 2022, we approved equity awards to our named executive officers in the form of restricted stock units (“RSUs”) as below and this information is also reflected in the Executive Compensation section below.

	RSU Granted	Total
John Bissell	300,000	$1,647,000
Rich Riley	300,000	1,647,000
Stephen Galowitz	170,000	933,300
Nate Whaley	120,000	658,800
Joshua Lee	135,000	741,150
	1,025,000	$5,627,250
Pension Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2022 or 2021.
Nonqualified Deferred Compensation
Our Origin’s named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during 2022 or 2021.
Other Features of Our Compensation Program
Employment Offer Letters

Each of our named executive officers is an at-will employee. Each named executive officer other than John Bissell and Stephen Galowitz is currently party to an offer letter setting forth their terms of employment as of the date of the offer letter, including title, initial salary, grant of initial equity award(s), eligibility to participate in our health and welfare benefit plans, and, for Mr. Riley only, his appointment to our board of directors. These individuals’ base salaries and any equity awards are reviewed annually by the Compensation Committee. Please see the section titled “Outstanding Equity Awards as of December 31, 2022” for additional information regarding the equity awards held by such named executive officers.

John Bissell

John Bissell is the Company’s Co-Chief Executive Officer. Mr. Bissell’s current annual base salary is equal to $300,000.

Rich Riley

Rich Riley is the Company’s Co-Chief Executive Officer and is party to an offer letter dated October 28, 2020. Mr. Riley’s current annual base salary is equal to $400,000.

Nate Whaley

Nate Whaley is the Company’s Chief Financial Officer and is party to an offer letter dated August 11, 2020. Mr. Whaley’s current annual base salary is equal to $285,000.

Stephen Galowitz

Stephen Galowitz is the Company’s Chief Commercial Officer. Mr. Galowitz’s current annual base salary is equal to $290,000.

Joshua Lee

Joshua Lee is the Company’s General Counsel and Secretary and is party to an offer letter dated January 9, 2018. Mr. Lee’s current annual base salary is equal to $211,827.

Severance and Change in Control Benefits
Our named executive officers are eligible for certain severance and change in control benefits as described below.
Rich Riley holds 2,429,770 options to purchase common shares issued under Origin Operating’s 2020 Equity Incentive Plan (the “2020 Plan”), granted on October 28, 2020. If Mr. Riley is terminated for any reason other than cause (as defined in the 2020 Plan), then 12.5% of the total number of shares subject to this option shall immediately vest as of the date of such termination.
Nate Whaley holds 479,119 options to purchase shares issued under the 2020 Plan, granted on September 1, 2020. If Mr. Whaley is terminated as a direct result of a change in control, all unvested shares subject to the options shall immediately vest upon Mr. Whaley’s termination as a direct result of a “Change of Control”, defined as (i) the sale of all or substantially all the Company’s assets; (ii) any merger, consolidation or acquisition of the Company with, by or into another entity; or (iii) any change in the ownership of more than 50% of the Company’s voting capital stock in one or more related transactions.
In addition, in the event of a corporate transaction (as defined in the 2021 Plan), any equity awards granted to our named executive officers under our 2021 Plan, unless otherwise provided in the named executive officer’s award agreement or other written agreement with us, that are outstanding and not assumed, continued or substituted for by any surviving or acquiring entity will be accelerated in full (or, for performance-based awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) effective as of a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), subject to the executive officers’ continuous service with the Company through the effective time of the corporate transaction.
Health and Welfare Benefits
Our named executive officers are eligible to participate in all of our benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, and 401(k) plan, in each case generally on the same basis as other employees. We do not offer a pension plan or other qualified or non-qualified defined benefit or deferred compensation plans. Our Compensation Committee may elect to adopt such plans in the future if it determines that doing so is in our best interests.
Perquisites
We typically do not offer perquisites or personal benefits to our named executive officers other than telephone and internet stipends generally available to other employees; we may from time to time provide reasonable relocation or signing bonuses to our named executive officers as the Compensation Committee determines appropriate to assist such individuals to commence employment with us.
Tax and Accounting Considerations
As a general matter, the Compensation Committee reviews and consider the various tax and accounting implications of compensation programs we utilize.
Code Section 162(m)
Under Section 162(m) of the Code (“Section 162(m)”), compensation paid to each of the Company’s “covered employees” that exceeds $1.0 million per taxable year is generally non-deductible unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.
Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.
Code Section 280G
Section 280G of the Code (“Section 280G”) disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change of control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change of control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long- term incentive plans including stock options, restricted stock and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers, the Compensation Committee considers all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G. However, the Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent. We have not agreed to provide any executive officer, including any named executive officers, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Code.
Accounting for Stock-Based Compensation
We follow ASC 718 for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options and restricted stock units under our equity incentive award plans are accounted for under ASC 718. The Compensation Committee considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity award programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.
Other Compensation Policies and Practices
Compensation Recovery Policy
As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we intend to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act-compliant compensation recovery (“clawback”) policy as soon as, and to the extent that, the requirements of such clawbacks are finalized by the SEC.
Hedging and Pledging of Securities
We believe it is improper and inappropriate for any person associated with us to engage in short-term or speculative transactions involving our securities. Our directors, employees and consultants are, therefore, prohibited from engaging in short sales and buying or selling puts, calls, options or other derivative securities of the Company.
Our Insider Trading Policy, adopted in June 2021, prohibits our employees, including our executive officers, and members of our board of directors and designated consultants from:
•trading in derivative securities related to our common stock;
•engaging in short selling of our common stock at any time;
•purchasing our common stock on margin or holding it in a margin account at any time; or
•engaging in short sales, transactions in put or call options, hedging transactions, margin accounts, pledges, or other inherently speculative transactions with respect to the our common stock at any time.
Risk Assessment Concerning Compensation Practices and Policies
Our Compensation Committee has reviewed our compensation policies and practices to assess whether they encourage our employees to take inappropriate risks. After reviewing and assessing our compensation philosophy, policies and practices, including the mix of fixed and variable, short-term and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, our Compensation Committee has determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company as a whole. Further, our Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks; the mix of short-term compensation (in the form of base salary and an annual performance bonus opportunity, if any, which is based on a variety of performance factors), and long-term compensation prevents undue focus on short-term results and helps align the interests of our executive officers with the interests of our stockholders.

Summary Compensation Table
The following table sets forth information concerning the compensation of Origin's named executive officers for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, as applicable:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(2)	Option Awards(1)	All Other Compensation(3)	Total
John Bissell	2022	$300,000	$—	$1,647,000	$—	$10,115	$1,957,115
Co-Chief Executive Officer	2021	190,000	—	2,212,497	—	20,723	2,423,220
	2020	190,000	—	—	612,000	64	802,064
Rich Riley(4)	2022	400,000	—	1,647,000	—	12,799	2,059,799
Co-Chief Executive Officer	2021	229,121	58,416	1,837,500	—	844	2,125,881
	2020	56,667	—	—	5,988,000	—	6,044,667
Stephen Galowitz	2022	290,000	—	933,300	—	13,915	1,237,215
Chief Commercial Officer	2021	290,000	—	2,669,998	—	12,023	2,972,021
	2020	290,000	—	—	—	11,732	301,732
Nate Whaley	2022	285,000	—	658,800	—	844	944,644
Chief Financial Officer	2021	241,720	—	459,375	867,517	29,364	1,597,976
	2020	200,000	—	—	74,077	4,903	278,980
Joshua Lee	2022	211,827	—	741,150	—	11,186	964,163
General Counsel, Secretary	2021	211,827	—	959,373	—	9,899	1,181,099
	2020	211,827	—	—	304,920	64	516,811
__________________
(1)Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each option award granted to the named executive officers during 2020 and 2021, as computed in accordance with ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
(2)Amounts reported represent the aggregate grant date fair value of RSUs and PSUs granted to such named executive officers during the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020 under the 2021 Plan, as applicable, computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the RSUs and stock options reported in this column are set forth in Note 3 – Stock-Based Compensation to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The grant date fair value for PSUs is reported based upon the probable outcome of the performance conditions assuming achievement at the target level on the grant date. The value of the annual PSU awards granted in fiscal 2021, assuming achievement of the maximum performance would have been as follows: Mr. Bissell: $4,685,625; Mr. Riley: $4,685,625; Mr. Galowitz: $3,748,500; Mr. Whaley: $1,171,407; and Mr. Lee: $1,171,407. No PSU granted in fiscal 2022.
(3)Consists of amounts for a phone and internet stipend and for health insurance, long-term disability insurance, and life insurance premiums on behalf of Messrs. Bissell, Riley, Galowitz, Whaley, and Lee.
(4)Mr. Riley joined Origin Operating as Co-Chief Executive Officer in October 2020, and the salary amount reflected for Mr. Riley for the fiscal year ended December 31, 2020 represents the salary he received for his partial year of service.

Grants of Plan-Based Awards Table for Fiscal Year 2022
Following is the restricted stock unit grants to our NEOs during 2022:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(b)	Grant Date Fair Value of Stock and Option Awards ($)(a)
John Bissell	12/12/2022	300,000	$1,647,000
Rich Riley	12/12/2022	300,000	1,647,000
Stephen Galowitz	12/12/2022	170,000	933,300
Nate Whaley	12/12/2022	120,000	658,800
Joshua Lee	12/12/2022	135,000	741,150

(a) Represents the total fair value of the NEOs’ restricted stock unit awards granted, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation, please see Note 3 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
(b) RSU awards granted to employees under the 2021 Equity Incentive Plan require a service period of three years and generally vest 33.3% annually over the three-year service period.
Outstanding Equity Awards as of December 31, 2022
The following table presents information regarding outstanding equity awards held by the Origin's named executive officers as of December 31, 2022:

			Option Awards					Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested(7)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John Bissell	8/27/2015	3/25/2012	137,571	—		$0.37	8/26/2025
	10/28/2020	2/16/2021	665,806	1,239,020	(1)	$0.14	10/27/2030
	11/10/2021										212,500	$1,561,875	(5)
	11/10/2021							34,014	(4)	$250,003
	12/12/2022							300,000	(4)	$1,647,000
Rich Riley	10/28/2020	10/28/2020	1,305,392	1,124,378	(2)	$0.14	10/27/2030
	11/10/2021										212,500	$1,561,875	(5)
	12/12/2022							300,000	(4)	$1,647,000
Stephen Galowitz	8/27/2015	8/27/2015	384,942	—	(3)	$0.37	8/26/2025
	11/10/2021										170,000	$1,249,500	(5)
	11/10/2021							108,844	(4)	$800,003
	12/12/2022							170,000	(4)	$933,300
Nate Whaley	9/1/2020	9/1/2020	313,769	165,350	(3)	$0.14	8/31/2030
	11/10/2021										53,125	$390,469	(5)
	12/12/2022							120,000	(4)	$658,800
Joshua Lee	4/9/2019	2/5/2018	16,931	—	(3)	$1.21	4/8/2029
	11/23/2020	11/23/2020	80,003	8,889	(3)	$0.14	11/22/2030
	11/10/2021										53,125	$390,469	(5)
	11/10/2021							45,352	(4)	$333,337
	12/12/2022							135,000	(4)	$741,150
__________________
(1)529,119 shares underlying this option vest in equal monthly amounts over a period of four years on the same day of the month as the vesting commencement date, such that 529,119 shares subject to this option will have vested as of the fourth anniversary of the vesting commencement date, subject to Mr. Bissell’s continued service at each vesting date. 211,647 shares underlying this option vest when the VWAP (as defined in the definitive agreement for the Business Combination ) of a share of common stock of Origin equals or exceeds $15.00 for 10 consecutive trading days during the three year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved. 317,471 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $25.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved. 423,295 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds

$50.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved.
(2)1/36th of the shares underlying this option vest each month on the same day of the month as the closing date of the Business Combination (and if there is no corresponding day, on the last day of the month), such that all of the shares subject to this option will have vested as of the third anniversary of the closing date of the Business Combination, subject to Mr. Riley’s continued service at each vesting date. If Mr. Riley is terminated for any reason other than cause (as defined in the 2020 Plan), then 12.5% of the total number of shares subject to this option shall immediately vest as of the date of such termination. If there is a change in control (as defined in the 2020 Plan) and if, during the period of time commencing forty-five (45) days prior to the consummation of such change in control and ending on the first anniversary of the consummation of such change in control, (i) Mr. Riley’s services in all capacities as a service provider of Origin are involuntarily terminated without cause, or (ii) Mr. Riley resigns his service in all capacities as a service provider of Origin for good reason (as defined in the 2020 Plan), and in either case other than as a result of death or disability, and provided such termination constitutes a “separation from service” within the meaning of Treasury Regulation Section 1.409A-1(h), then, effective as of such separation, 100% of the then-unvested shares subject to this option as of such separation will become vested shares subject to this option. In addition, 110,000 shares underlying this option vested upon the completion of the Business Combination. 211,647 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $15.00 for 10 consecutive trading days during the three year period following the closing of the Business Combination, subject to Mr. Riley’s continued service at the date such milestone is achieved. 317,471 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $25.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Riley’s continued service at the date such milestone is achieved.
(3)The shares underlying this option vested upon the completion of the Business Combination.
(4)Reflects the grant of restricted stock units that vest ratably annually over three years from the grant date.
(5)Reflects the grant of performance-based restricted stock units (PSUs) with vesting to be evaluated by our Compensation Committee at various points between 2022 and 2027 based on certain construction and production milestones as well as certain revenue and EBITDA metrics associated with our Origin 1 and Origin 2 plants, respectively. If these milestones and metrics are achieved during the applicable performance period, as determined by our Compensation Committee, the eligible awards will become vested. Eligible awards are subject to a multiplier if multiple milestones and metrics are achieved during the applicable performance periods. This multiplier is capped at 3 and is subject to downward reduction by straight line interpolation for partial achievement of revenue and EBITDA metrics.

Potential Payments upon Termination or Change in Control

The following table summarizes the estimated payment and benefits that would be provided to our named executive officers in connection with termination for any reason other than cause.

Name	Accelerated Equity Awards ($)
Rich Riley - Termination for any reason other than cause (1)	$628,246
Nate Whaley - Termination for any reason other than cause (2)	739,115

(1) Assumes acceleration of 12.5% of the NEO’s unvested equity awards granted under our 2020 Equity Incentive Plan, as of December 31, 2022 and as a result of a “Change in Control,” as defined in our 2020 Equity Incentive Plan, in which the surviving corporation does not assume or continue the outstanding awards or substitute similar awards for such outstanding awards. The value realized on vesting does not reflect the actual value received by each NEO because a portion of the shares will be withheld at settlement by us to satisfy the NEO’s tax withholding obligations. Amounts are rounded to the nearest whole dollar.
(2) Assumes full acceleration of the NEO’s unvested equity awards granted under our 2020 Equity Incentive Plan, as of December 31, 2022 and as a result of a “Change in Control,” as defined in our 2020 Equity Incentive Plan, in which the surviving corporation does not assume or continue the outstanding awards or substitute similar awards for such outstanding awards. The value realized on vesting does not reflect the actual value received by each NEO because a portion of the shares will be withheld at settlement by us to satisfy the NEO’s tax withholding obligations. Amounts are rounded to the nearest whole dollar.

Option Exercises and Stock Vested

The following table provides information for each of our NEOs regarding vesting of option and stock awards during 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John Bissell	387,565	$2,368,216	54,506	$373,410
Rich Riley	110,000	699,797	37,500	275,625
Stephen Galowitz	250,000	1,553,237	84,421	533,421
Nate Whaley	50,000	245,934	9,375	68,906
Joshua Lee	8,889	36,356	32,050	199,288

(1) Amount represent the aggregate value realized on exercise of option grants by our NEOs in fiscal year 2022. The value realized on each exercise is based on the difference between the closing price of our Class A common stock on the date of exercise and the applicable exercise price of those options, and does not represent actual amounts received by the NEOs as a result of the option exercises. Amounts are rounded to the nearest whole dollar.
(2) Amounts were calculated by: (a) multiplying the number of shares acquired on a given vesting date by the closing price of our common stock on such vesting date and (b) aggregating the value realized upon vesting for all shares or shares underlying RSUs that vested during fiscal year 2022. With respect to vesting of shares underlying RSUs, the value realized on vesting does not reflect the actual value received by each NEO because a portion of the shares will be sold at settlement to satisfy the NEO’s tax withholding obligations. Amounts are rounded to the nearest whole dollar.
(3) Stock Awards include PSUs that were deemed achieved in December, 2022, but for which common shares will not be delivered until 2025, per the terms of the PSU Award Agreement.

Compensation Committee Report
The Compensation Committee currently consists of Kathleen B. Fish, Benno Dorer, and Charles Drucker, all of whom are non-management directors. Mr. Sim served as member of the Compensation Committee for 2021 and in 2022 during the time he served as director. Mr. Sim resigned from the Board on March 13, 2023, but participated in the reviews and discussions referenced below prior to stepping down from the Board. However, because Mr. Sim is no longer a member of the Board, he is not named below this report.
The Compensation Committee has reviewed and discussed the section captioned “Compensation Discussion and Analysis” with the Company’s management team. Based on such review and discussions, the Compensation Committee recommended to the board of directors that this Compensation Discussion and Analysis be included in the Proxy Statement and be included in the Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2022.
Respectfully submitted by the members of the Compensation Committee of the board of directors:

Kathleen B. Fish (Chair)
Benno Dorer
Charles Drucker
This report of the Compensation Committee is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent specifically incorporated by reference herein.
Prohibition of Speculative or Short-Term Transactions
Our Insider Trading Policy, adopted in June 2021, prohibits our employees, including our executive officers, and members of our board of directors and designated consultants from:
•trading in derivative securities related to our common stock;
•engaging in short selling of our common stock at any time;

•purchasing our common stock on margin or holding it in a margin account at any time; or
•engaging in short sales, transactions in put or call options, hedging transactions, margin accounts, pledges, or other inherently speculative transactions with respect to the our common stock at any time.
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the annual total compensation of our Co-CEOs and the annual total compensation of our median compensated employee (our “CEO pay ratio”).
For fiscal 2022, the median of the annual total compensation of all employees of our company (other than our Co-CEOs) was $137,700 and the annual total compensation of our Co-CEOs, as reported in the Summary Compensation Table, was $4,017,000. Based on this information, for the fiscal year ended December 31, 2022 the ratio of the annual total compensation of our Co-CEOs to the median of the annual total compensation of all employees was 29 to 1. This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.
To identify the median employee in fiscal 2022, we examined the compensation of all our full- and part-time employees (other than our Co-CEOs) as of December 31, 2022, the last day of fiscal 2022. Our employee population consisted of individuals (other than our Co-CEOs) working at our parent company and consolidated subsidiaries both within and outside the United States. We did not include any contractors or other non-employee workers in our employee population. We have two temporary or seasonal employees as of December 31, 2022.
We used a consistently applied compensation measure consisting of actual annual base salary and the grant date fair value of equity awards for the 12-month period from January 1, 2022 through December 31, 2022 to identify our median employee for fiscal 2022. For simplicity, we calculated annual base salary using a reasonable estimate of the hours worked during fiscal 2022 for hourly employees and actual salary paid for our remaining employees. We annualized compensation for any full-time and part-time employees who commenced work during fiscal 2022 to reflect a full year. Equity awards granted during the year were included using the same methodology we use for our named executive officers in our Summary Compensation Table. Payments not made in U.S. dollars were converted to U.S. dollars using a currency exchange rate as of December 31, 2022. We did not make any cost-of-living adjustment.
Using this approach, we identified the individual at the median of our employee population who was the best representative of our employee population. The individual was a full-time employee based in the United States. We calculated this individual’s fiscal 2022 annual total compensation using the same methodology that we use for our named executive officers as set forth in the “Summary Compensation Table” above.
With respect to the annual total compensation of our Co-CEOs, we used the amounts reported in the “Total” column of the “Fiscal 2022 Summary Compensation Table” above. Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. as explained by the SEC when it adopted these rules, in considering this CEO Pay Ratio disclosure, stockholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures. Neither the Compensation Committee nor our management used our CEO Pay Ratio for 2021 in making compensation decisions.
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
Director Compensation
We have a non-employee director compensation policy pursuant to which our unaffiliated, non-employee directors are eligible to receive equity awards and annual cash compensation for service on our board of directors and committees of our board of directors. Pursuant to our non-employee director compensation policy, each non-employee director is entitled to a $50,000 annual cash retainer. The members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also entitled to an annual cash retainer of $10,000, $5,000, and $5,000, respectively, other than the chair of each such committee, who is instead entitled to an annual cash retainer of $20,000, $15,000, and $15,000, respectively. Each non-employee director may elect to forego receiving payment of all (but not less than all) of the foregoing cash compensation and instead receive fully vested restricted stock units with an equivalent grant date fair value.
In addition to the cash compensation, each non-employee director who is first elected or appointed to the board of directors following June 25, 2021 will also receive a one-time initial grant of restricted stock units with a grant date value of $150,000, to vest in three equal installments on the first, second and third anniversary of the grant date. Each non-employee director also is entitled to an annual grant of restricted stock units with a grant date value of $130,000, with the chairperson of the board of directors to receive an additional annual grant of restricted stock units with a grant date value of $75,000. Each of the foregoing annual awards will vest on the first anniversary of the grant date. The annual award of any non-employee director who is first appointed or elected by the board of directors on a date other than an annual stockholder meeting of the Company will be prorated to reflect the non-employee director’s partial year of service.
Each non-employee director may elect to defer the delivery of shares in settlement of any award of restricted stock units described above until the earlier of (i) the 60th day following the director’s separation from continuous service on our board of directors and (ii) a change in control of the Company. Non-employee directors who reside outside the United States may, solely for non-U.S. tax planning purposes, elect to forego receiving the full (and not less than the full) annual grant and instead receive cash in an amount equal to the applicable grant date fair value of the annual grant. The cash will be delivered on the date of the next annual shareholder meeting following the award and the director making such a cash election must use the cash to purchase common stock of the Company as soon as reasonably practicable consistent with the Company’s insider trading policy.
Each restricted stock unit and cash award described above is subject to the applicable director continuing to serve on our board of directors through the vesting date. In addition, each such award will become fully vested and, as applicable, due and payable immediately prior to the closing of a change in control of the Company, subject to the applicable director remaining in continuous service on the board of directors until the vesting date. Each member of the board of directors subject to the non-employee director compensation policy is required to acquire and hold shares of our common stock with a fair market value of at least $250,000 (determined by the average closing price of a share of common stock for the later of (x) the 30 consecutive trading days preceding December 31, 2022 or (y) the 30 consecutive trading days preceding December 31st of the calendar year of such director’s election or appointment to the board of directors) by the fifth anniversary of such director’s election to the board of directors.
Director Compensation
The following table sets forth a summary of the compensation received by our non-employee directors during our year ended December 31, 2022:

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total
William J. Harvey(2)	$75,000	$129,996	$—	$204,996
Karen Ann Richardson (3)	50,000	204,994	—	254,994
Kathleen B. Fish(4)	60,000	129,996	—	189,996
Pia Heidenmark-Cook(5)	65,000	129,996	—	194,996
Benno Dorer(6)	75,000	129,996	—	204,996
Charles Drucker	—	—	—	—
Boon Sim(7)	—	—	—	—
__________________
(1)The amounts reported in the Stock Awards column represent the grant date fair value of the annual restricted stock unit award that was granted to each of our eligible non-employee directors during 2022 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation Stock Compensation (“ASC 718”). Note that the amounts reported in the column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the named directors from the stock award.
(2)As of December 31, 2022, Mr. Harvey held 158,734 stock options and 31,967 RSUs granted under the 2021 Equity Incentive Plan that generally vest 33.3% annually over the required three-year service period.
(3)As of December 31, 2022, Ms. Richardson held 42,560 RSUs.
(4)As of December 31, 2022, Ms. Fish held 31,967 RSUs.
(5)As of December 31, 2022, Ms. Cook held 31,967 RSUs.

(6)As of December 31, 2022, Mr. Dorer held 31,967 RSUs.
(7)Mr. Sim resigned from the Company effective March 13, 2023.

Our directors who are also our employees receive no additional compensation for their service as directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans: our Origin Materials, Inc. 2021 Equity Incentive Plan, Origin Materials, Inc. 2021 Employee Stock Purchase Plan, Micromidas, Inc. 2020 Equity Incentive Plan and Micromidas, Inc. 2010 Stock Incentive Plan. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	17,343,012	(1)(2)	$0.17	(3)	31,568,501
Equity compensation plans not approved by stockholders	—		—		—
Total	17,343,012		$0.17		31,568,501
______________________
(1)Includes the following plans: Origin Materials, Inc. 2021 Equity Incentive Plan, Origin Materials, Inc. 2021 Employee Stock Purchase Plan, Micromidas, Inc. 2020 Equity Incentive Plan and Micromidas, Inc. 2010 Stock Incentive Plan. For further detail on our equity compensation plans, please see Note 16 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
(2)This number includes 4,153,025 shares subject to RSUs.
(3)The weighted average exercise price relates solely to outstanding stock option shares since shares subject to the RSUs have no exercise price.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 31, 2023 for:
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
Applicable percentage ownership is based on 143,222,991 shares of our common stock outstanding as of March 31, 2023. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of March 31, 2023 and issuable upon the vesting of RSUs held by the person within 60 days of March 31, 2023. However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Origin Materials, Inc., 930 Riverside Parkway, Suite 10, West Sacramento, California 95605. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Stockholders:
Artius Acquisition Partners LLC (1)	15,986,667	10.34%
Lior Amram(2)	12,173,939	8.50%
BNP Paribas Asset Management UK Ltd.(3)	7,702,915	5.38%
BlackRock, Inc (4)	7,320,030	5.11%
Named Executive Officers and Directors:
John Bissell(5)	1,740,308	1.21%
Rich Riley(6)	2,582,657	1.79%
Nate Whaley (7)	318,885	*
Stephen Galowitz(8)	808,752	*
Joshua Lee(9)	118,298	*
Pia Heidenmark Cook (10)	61,864	*
Benno Dorer(11)	116,530	*
Charles D. Drucker(1)(12)	21,856,478	14.14%
Kathleen B. Fish(13)	131,989	*
William J. Harvey(14)	183,223	*
Karen Ann Richardson(15)	487,551	*
All executive officers and directors as a group (10 persons) (16)	27,597,783	17.53%
______________________
*Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)Mr. Drucker is a founding member of Artius Acquisition Partners LLC (“Artius”) and can exercise voting and investment power with respect to the common stock held by Artius. The shares beneficially owned by Artius may also be deemed to be beneficially owned by Mr Drucker. Includes 11,326,667 shares of common stock issuable to Artius pursuant to warrants exercisable within 60 days of March 31, 2023. The principal business address for Artius is c/o Artius Acquisition Inc., 3 Columbus Circle, Suite 2215, New York, NY 10019.
(2)Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 6, 2023 by Lior I. Amram (“Mr. Amram”). Consists of (i) 33,843 shares of common stock held directly by Mr. Amram; (ii) 9,814,510 shares of common stock held by Evergreen InvestCo I, LLC (“Evergreen InvestCo I”); (iii) 59,373 shares of common stock held by JLA Construction LLC 401k Plan (“JLA Construction”); (iv) 2,218,451 shares of common stock held by Evergreen Financial, LLC (“Evergreen Financial”); and (v) 47,762 shares of common stock held by JLA Asset Management LLC (“JLA Asset Management”). Mr. Amram is the sole manager of each of Evergreen InvestCo I, Evergreen Financial and JLA Construction, and the managing member of JLA Asset Management, and may be deemed to hold sole voting and dispositive power over the common stock shares held by these entities. With respect to the shares of common stock held by these entities, Mr. Amram disclaims beneficial ownership other than to the extent he may have a pecuniary interest therein, directly or indirectly. The principal business address for Mr. Amram is c/o Evergreen Financial, LLC. 551 Fifth Avenue, Suite 2100, New York, New York 10176.

(3)Based solely on information set forth in a Schedule 13G/A filed with the SEC on January 31, 2023 by BNP Paribas Asset Management UK Ltd. (“BNP Paribas”). Represents 7,702,915 shares of common stock, of which BNP Paribas has sole voting and dispositive power. The Schedule 13G filed by BNP Paribas provides information as of December 31, 2022 and, consequently, the beneficial ownership of BNP Paribas may have changed between December 31, 2022 and March 31, 2023. The mailing address of BNP Paribas is 5 Aldermanbury Square, London, EX2V 7BP, United Kingdom.
(4)Based solely on information set forth in a Schedule 13G filed with the SEC on February 3, 2023 by BlackRock, Inc. (“BlackRock”). Represents 7,320,030 shares of common stock, of which BlackRock has 7,184,619 sole voting power and 7,320,030 sole dispositive power. The Schedule 13G filed by BlackRock provides information as of December 31, 2022 and, consequently, the beneficial ownership of BlackRock may have changed between December 31, 2022 and March 31, 2023. The mailing address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(5)Consists of 881,814 shares of common stock held directly by Mr. Bissell and 858,494 shares of common stock issuable to Mr. Bissell pursuant to options exercisable within 60 days of March 31, 2023.
(6)Consists of (i) 449,083 shares of common stock held by Riley Investment Trust I; (ii) 707,832 shares of common stock held by Richard J. Riley Separate Property Trust; and (iii) 1,425,742 shares of common stock issuable to Mr. Riley pursuant to options exercisable within 60 days of March 31, 2023. Mr. Riley is sole trustee of each of Riley Investment Trust I and Riley Separate Property Trust and may be deemed to hold sole voting and dispositive power over the common stock shares held by Riley Investment Trust I and Riley Separate Property Trust.
(7)Consists of 318,885 shares of common stock issuable to Mr. Whaley pursuant to options exercisable within 60 days of March 31, 2023.
(8)Consists of (i) 391,157 shares of common stock held by Stephen and Jill Galowitz JTWROS; (ii) 32,653 shares of common stock held directly by Mr. Galowitz; and (iii) 384,942 shares of common stock issuable to Mr. Galowitz pursuant to options exercisable within 60 days of March 31, 2023.
(9)Consists of 30,253 shares of common stock held directly by Mr. Lee and 88,045 shares of common stock issuable to Mr. Lee pursuant to options exercisable within 60 days of March 31, 2023.
(10)Consists of 61,864 shares of common stock held directly by Ms. Cook.
(11)Consists of 15,000 shares of common stock held by The Benno Dorer Revocable Trust and 101,530 shares of common stock held directly by Mr. Dorer.
(12)Consists of (i) 790,000 shares of common stock held directly by Mr. Drucker; (ii) 5,079,811 shares of common stock held by WCBRP, LLC; (iii) 4,660,000 shares of common stock held by Artius; and (iv) 11,326,667 shares of common stock issuable to Artius pursuant to warrants exercisable within 60 days of March 31, 2023.
(13)Consists of 131,989 shares of common stock held directly by Ms. Fish.
(14)Consists of 24,489 shares of common stock held directly by Mr. Harvey and 158,734 shares of common stock issuable to Mr. Harvey pursuant to options exercisable within 60 days of March 31, 2023.
(15)Consists of 487,551 shares of common stock held directly by Karen Ann Richardson.
(16)Includes shares beneficially held by the named executive officers and directors.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than compensation arrangements for our directors and executive officers, which are described under the section titled “Executive Compensation” of this Proxy Statement, we did not enter into any transactions since January 1, 2022 to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers or holders of more than 5% of any class of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
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
Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that each of Messrs. Harvey, Drucker, Dorer, Rogerson and Tripeny, and Dorer and Mses. Fish, Richardson and Cook qualifies as “independent” as defined under the applicable Nasdaq rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Messrs. Bissell and Riley are not deemed independent due to their positions as our Co-Chief Executive Officers.
Item 14. Principal Accounting Fees and Services
The following tables set forth the aggregate fees for professional audit services and other services rendered by Grant Thornton for the years ended December 31, 2022 and December 31, 2021, and by Marcum for the fiscal year ended December 31, 2021.
Grant Thornton

	2022	2021
Audit Fees(1)	$811,000	$940,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$811,000	$940,000
______________
(1) “Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes fees for services incurred in connection with the Business combination.
In our year ended December 31, 2022, there were no other professional services provided by Grant Thornton that would have required our Audit Committee to consider their compatibility with maintaining the independence of Grant Thornton.
Marcum

2021
Audit Fees (1)	$122,673
Tax Fees (2)	10,300
Audit-Related Fees	—
All Other Fees	—
Total Fees	$132,973
__________________
(1)Audit Fees consisted of fees for professional services provided in connection with SEC filings.
(2)Tax fees for 2022 principally include fees for tax compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted an Audit and Audit-Related Services Pre-Approval Policy, or the Policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm may be pre-approved. Under the Policy, all audit, audit-related and tax services to be provided by the independent registered public accounting firm are subject to pre-approval by the Audit Committee. In addition, the Policy authorizes the chairperson of the Audit Committee to pre-approve services not prohibited by the Policy to be performed by our independent registered public accounting firm and associated fees up to $120,000, provided that the chairperson is required to report any decision to pre-approve such audit- related or non-audit services and fees to the full Audit Committee at its next regular meeting. All audit-related and non-audit related services performed by our independent registered public accounting firm in 2022 were pre-approved.
Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) Exhibits.
The exhibits listed below are filed as part of this registration statement

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 16, 2021.	S-4/A	333-254012	2.1	May 25, 2021
2.2	Letter Agreement, dated as of March 5, 2021.	S-4/A	333-254012	2.2	May 25, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
4.1	Specimen Common Stock Certificate of the Company.	S-4/A	333-254012	4.4	May 25, 2021
4.2	Specimen Warrant Certificate of the Company.	S-1/A	333-239421	4.3	July 2, 2020

4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated July 13, 2020.	8-K	001-39378	4.1	July 16, 2020
4.4	Certificate of Corporate Domestication of Artius.	S-4/A	333-254012	4.6	May 25, 2021
4.5	Description of Securities.	10-K	001-39378	4.5	March 1, 2022
10.1#	Form of Performance Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.1	November 12, 2021
10.2#	Form of Restricted Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.2	November 12, 2021
10.3#	Form of Director Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.3	November 12, 2021
10.4*	Amendment No. 1 to Offtake Supply Agreement by and between Origin Materials Inc. and Danone Asia Pte Ltd. dated August 1, 2022	10-K	001-39378	10.4	February 23, 2023
10.5	Investor Rights Agreement, by and between the Company and certain stockholders, dated June 25, 2021.	8-K	001-39378	10.5	June 25, 2021
10.6#	Form of Indemnification Agreement.	8-K	001-39378	10.6	June 25, 2021
10.7#	Non-Employee Director Compensation Policy.	8-K	001-39378	10.7	June 25, 2021
10.8#	Micromidas, Inc. 2010 Stock Incentive Plan, as amended.	S-4/A	333-254012	10.1	May 25, 2021
10.9#	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Stock Incentive Plan.	S-4/A	333-254012	10.2	May 25, 2021
10.10#	Micromidas, Inc. 2020 Equity Incentive Plan.	S-4/A	333-254012	10.3	May 25, 2021
10.11#	Forms of Stock Option Grant Notice, Option Agreement and Exercise Notice under the 2020 Equity Incentive Plan.	S-4/A	333-254012	10.4	May 25, 2021
10.12#	Origin Materials 2021 Equity Incentive Plan.	8-K	001-39378	10.12	June 25, 2021
10.13#	Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	8-K	001-39378	10.13	June 25, 2021
10.14#	Origin Materials 2021 Employee Stock Purchase Plan.	8-K	001-39378	10.14	June 25, 2021
10.15#	Offer Letter, dated October 28, 2020, by and between Micromidas, Inc. and Rich Riley.	S-4/A	333-254012	10.7	May 25, 2021
10.16#	Offer Letter, dated January 9, 2018, by and between Micromidas, Inc. and Joshua Lee.	S-4/A	333-254012	10.8	May 25, 2021
10.17#	Offer Letter, dated August 11, 2020, by and between Micromidas, Inc. and Nate Whaley.	S-4/A	333-254012	10.9	May 25, 2021
10.18	Standard Industrial/Commercial Multi-Tenant Lease for 930 Riverside Parkway, Suites 10-30, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.10	May 25, 2021
10.19	Standard Industrial/Commercial Multi-Tenant Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated February 28, 2013.	S-4/A	333-254012	10.11	May 25, 2021

10.20	Second Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 11, 2015.	S-4/A	333-254012	10.12	May 25, 2021
10.21	Third Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.13	May 25, 2021
10.22	Form of Sponsor Letter Agreement.	S-4/A	333-254012	10.16	May 25, 2021
10.23	Private Placement Warrants Purchase Agreement between the Company and Artius Acquisition Partners LLC.	8-K	001-39378	10.3	July 16, 2020
10.24	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.33	May 25, 2021
10.25	First Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated November 8, 2019.	S-4/A	333-254012	10.34	May 25, 2021
10.26	Second Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 21, 2020.	S-4/A	333-254012	10.35	May 25, 2021
10.27	Third Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated January 22, 2021.	S-4/A	333-254012	10.36	May 25, 2021
10.28	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated May 23, 2019.	S-4/A	333-254012	10.37	May 25, 2021
10.29	First Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated November 8, 2019.	S-4/A	333-254012	10.38	May 25, 2021
10.30	Second Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated May 21, 2020.	S-4/A	333-254012	10.39	May 25, 2021
10.31	Third Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Nestle Waters Management & Technology, dated January 27, 2021.	S-4/A	333-254012	10.40	May 25, 2021

10.32+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated August 3, 2018.	S-4/A	333-254012	10.42	May 25, 2021
10.33^	Amendment No. 1 to Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated October 24, 2019.	S-4/A	333-254012	10.43	May 25, 2021
10.34+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.44	May 25, 2021
10.35+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Nestle Waters Management & Technology, dated May 23, 2019.	S-4/A	333-254012	10.45	May 25, 2021
10.36+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Packaging Equity Holdings, LLC, dated December 13, 2020.	S-4/A	333-254012	10.46	May 25, 2021
10.37+^	Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, dated August 1, 2022	POS-AM	333-257931	10.51	August 3, 2022
10.38+^	Fourth Amendment to Amended and Restated Secured Promissory Note by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, Origin Materials Canada Holding Limited, and Origin Materials Canada Pioneer Limited, dated August 1, 2022	POS-AM	333-257931	10.52	August 3, 2022
16.1	Letter from Marcum LLP.	8-K	001-39378	16.1	July 1, 2021
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.	10-K	001-39378	23.1	February 23, 2023
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	10-K	001-39378	31.1	February 23, 2023
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	10-K	001-39378	31.2	February 23, 2023
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	10-K	001-39378	31.3	February 23, 2023
31.4*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.5*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.6*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39378	32.1	February 23, 2023

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: April 28, 2023	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bissell	Co-Chief Executive Officer and Director	April 28, 2023
John Bissell	(Co-Principal Executive Officer)

/s/ Rich Riley	Co-Chief Executive Officer and Director	April 28, 2023
Rich Riley	(Co-Principal Executive Officer)

/s/ Nate Whaley	Chief Financial Officer	April 28, 2023
Nate Whaley	(Principal Financial and Accounting Officer)

*	Chairperson of the Board	April 28, 2023
Karen Ann Richardson

*	Director	April 28, 2023
Benno Dorer

*	Director	April 28, 2023
Charles Drucker

*	Director	April 28, 2023
Kathleen B. Fish

*	Director	April 28, 2023
William J. Harvey

*	Director	April 28, 2023
Pia Heidenmark Cook

* By /s/ John Bissell
John Bissell, as attorney-in-fact