Form 10-Q
period 2023-03-31
Origin Materials, Inc.
filed 2023-05-10
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 143,267,991, as of May 5, 2023.

ORIGIN MATERIALS, INC.

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$86,954	$107,858
Restricted cash	490	490
Marketable securities	176,971	215,464
Accounts receivable	1,479	—
Other receivables	6,444	4,346
Inventory	328	—
Derivative asset	477	—
Prepaid expenses and other current assets	3,891	3,341
Total current assets	277,034	331,499
Property, plant, and equipment, net	190,669	154,183
Operating lease right-of-use asset	2,625	2,779
Intangible assets, net	150	160
Other long-term assets	12,992	5,079
Total assets	$483,470	$493,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,922	$10,384
Accrued expenses	5,686	8,414
Operating lease liability, current	624	619
Other liabilities, current	731	51
Derivative liability	61	344
Total current liabilities	15,024	19,812

Earnout liability	29,894	42,533
Canadian Government Research and Development Program liability	7,194	7,185
Assumed common stock warrants liability	24,106	30,872
Notes payable	5,189	5,847
Operating lease liability	2,092	2,249
Other liabilities, long-term	8,829	8,297
Total liabilities	92,328	116,795

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 143,267,991 and 143,034,225, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (including 4,500,000 Sponsor Vesting Shares)	14	14
Additional paid-in capital	374,010	371,072
Retained earnings	31,541	21,772
Accumulated other comprehensive loss	(14,423)	(15,953)
Total stockholders’ equity	391,142	376,905
Total liabilities and stockholders’ equity	$483,470	$493,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenues	$1,704	$—
Cost of revenues (exclusive of depreciation and amortization shown separately below)	960	—
Operating expenses
Research and development	5,075	2,337
General and administrative	7,656	5,071
Depreciation and amortization	288	148
Total operating expenses	13,019	7,556
Loss from operations	12,275	7,556
Other (income) expenses
Interest income	(3,014)	(1,833)
Change in fair value of derivatives	(760)	834
Change in fair value of warrants liability	(6,766)	1,774
Change in fair value of earnout liability	(12,872)	(15,227)
Other expenses (income), net	1,368	(450)
Total other income, net	(22,044)	(14,902)
Net income	$9,769	$7,346
Other comprehensive income
Unrealized gain (loss) on marketable securities, net of tax	$1,410	$(4,575)
Foreign currency translation adjustment, net of tax	120	885
Total comprehensive income	$11,299	$3,656
Net income per share, basic	$0.07	$0.05
Net income per share, diluted	$0.07	$0.05
Weighted-average common shares outstanding, basic	138,651,062	136,825,016
Weighted-average common shares outstanding, diluted	142,454,369	141,732,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
Three Months Ended March 31, 2022	Shares	Amount
Balance at December 31, 2021	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
Common stock issued upon exercise of stock options	117,420	—	34	—	—	34
Stock-based compensation	—	—	1,194	—	—	1,194
Net income	—	—	—	7,346	—	7,346
Other comprehensive loss	—	—	—	—	(3,690)	(3,690)
Balance at March 31, 2022	141,418,989	$16	$362,770	$(49,451)	$(4,941)	$308,394

					Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Three Months Ended March 31, 2023	Shares	Amount
Balance at December 31, 2022	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905
Common stock issued upon exercise of stock options	163,096	—	23	—	—	23
Vested common stock awards	70,670	—	—	—	—	—
Stock-based compensation	—	—	2,915	—	—	2,915
Net income	—	—	—	9,769	—	9,769
Other comprehensive income	—	—	—	—	1,530	1,530
Balance at March 31, 2023	143,267,991	$14	$374,010	$31,541	$(14,423)	$391,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$9,769	$7,346
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	288	148
Amortization on right-of-use asset	157	121
Stock-based compensation	2,246	918
Realized loss of marketable securities	775	—
Change in fair value of derivatives	(760)	834
Change in fair value of common stock warrants liability	(6,766)	1,774
Change in fair value of earnout liability	(12,872)	(15,227)
Change in fair value of incremental acquisition fee accrual	—	(45)
Changes in operating assets and liabilities:
Receivables	(3,577)	(179)
Inventory	(328)	—
Prepaid expenses and other current assets	(550)	1,215
Other long-term assets	(7,913)	(32)
Accounts payable	(110)	637
Accrued expenses	117	1,495
Operating lease liabilities	(175)	(62)
Other liabilities, current	680	(290)
Other liabilities, long-term	(48)	57
Net cash used in operating activities	(19,067)	(1,290)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(40,963)	(10,380)
Purchases of marketable securities	(1,028,600)	(1,255,027)
Sales of marketable securities	1,000,712	1,240,788
Maturities of marketable securities	67,021	37,732
Capitalized interest on plant construction	—	(20)
Net cash (used in) provided by investing activities	(1,830)	13,093
Cash flows from financing activities
Proceeds from Canadian Government Research and Development Program	10	—
Proceeds from exercise of stock options	23	34
Net cash provided by financing activities	33	34
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(40)	(533)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(20,904)	11,304
Cash and cash equivalents, and restricted cash, beginning of the period	108,348	47,127
Cash and cash equivalents, and restricted cash, end of the period	$87,444	$58,431
Supplemental disclosure for non-cash transactions
Operating lease right-of-use asset obtained in exchange for lease obligations	$—	$1,045
Stock-based compensation capitalized into property, plant, and equipment	$669	$276
Purchases of property, plant, and equipment included in accounts payable and accrued expenses and capitalized interest	$12,005	$—

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
The Company achieved the mechanical completion of its first manufacturing plant in Ontario, Canada (“Origin 1”) and is currently in the process of commissioning the plant. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant (“Origin 2”).
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
2.Risks and Liquidity
The Company believes that the Business Combination has provided substantial liquidity and that its $263.9 million of cash and cash equivalents, and marketable securities will enable it to fund its planned operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course. We continue to monitor the rapidly evolving conditions and circumstances, as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, including as a result of the emergence of new strains of the virus. There is still considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit manufacturing and support operations and place restrictions on our workforce and suppliers.
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
Inflation rates continue to have an effect on worldwide economies. Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material impact on our unaudited condensed consolidated financial condition.

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
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of revenues, costs and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, valuation of the earnout liability, valuation of assumed common stock warrants liability, carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, marketable securities, stock-based compensation expenses, probabilities of achievement of performance conditions on performance stock awards, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The December 31, 2022 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2023, the interim Condensed Consolidated Statements of Operations and Comprehensive Income, the interim Condensed Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Loss, and the interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended December 31, 2022 included the Company’s Form 10-K as filed with the SEC on February 23, 2023.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and marketable securities. The Company maintains its cash, cash equivalents, and marketable securities accounts with financial institutions where, at times, deposits exceed federal insurance limits. Management believes that the Company is not currently exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. While the Company has not experienced losses of these deposits to date, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected.

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such funds in cash deposits and money market accounts.
Restricted cash consists of cash held in a control account as collateral for the Company’s credit card services, escrow services, and standby letter of credit. These restricted cash balances have been excluded from cash and cash equivalents balance in the Unaudited Condensed Consolidated Balance Sheets based on the respective maturity dates.
The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At March 31, 2023 and December 31, 2022, the escrow account had a balance of $0.3 million.
The Company has a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At March 31, 2023 and December 31, 2022, the standby letter of credit was $0.2 million.
Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$86,954	$107,858
Restricted cash	490	490
Total cash, cash equivalents, and restricted cash	$87,444	$108,348
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that meet the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of operations and comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other (income) expenses, net on the condensed consolidated statements of operations and comprehensive income, and any remaining unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated statements of stockholders’ equity and accumulated other comprehensive loss. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income within other (income) expenses.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the British Pound Sterling and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with marketable securities. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. Outstanding foreign currency derivative contracts are recorded at fair value on the condensed consolidated balance sheets.

Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other (income) expenses. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of March 31, 2023 and December 31, 2022 was $24.1 million and $21.2 million, respectively.
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
The fair values of cash equivalents and the Assumed Common Stock Warrants which are publicly traded are level 1 inputs. The fair value of the Assumed Common Stock Warrants which are not publicly traded, marketable securities, and foreign currency derivative contracts are level 2 inputs as the Company uses quoted market prices or alternative pricing sources and models utilizing observable market inputs. The earnout liability was estimated using Level 3 inputs.
Accounts Receivable
We record accounts receivable at the stated amount of the transactions with our customers, and we do not charge interest. The allowance for credit losses, known as the current expected credit loss model ("CECL"), is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 60-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. As of March 31, 2023, we do not have any allowance for credit losses.
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax (“HST”) and goods and services tax (“GST”) for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.
AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $1.8 million (in Canadian dollars) through March 2023. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expenses based on the nature of the cost the grant is reimbursing. During the three months ended March 31, 2023 and 2022 the Company received $0.0 million in grants, recorded in other income.

Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a weighted-average cost approach, assuming full absorption of direct and indirect manufacturing costs, or based on cost of purchasing from our vendors. If inventory costs exceed expected net realizable value due to obsolescence or lack of demand, valuation adjustments are recorded for the difference between the cost and the expected net realizable value.
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
Intangible Assets
Intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from 7 to 15 years. The cost of servicing the Company’s patents is expensed as incurred. Upon retirement or sale, the cost of intangible assets is disposed of and the related accumulated amortization is removed from the accounts. The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of March 31, 2023, no impairment was identified.
Government Loans
Government loans are classified as a noncurrent liability and recorded at amortized cost. Forgiveness of the balances due is recorded through earnings and occurs when there is confirmation from the governmental authority that the Company has complied with the conditions for forgiveness attached to the loan.
Redeemable Convertible Preferred Stock Warrants Liability
Free-standing warrants issued by Legacy Origin for the purchase of shares of its convertible preferred stock were classified as liabilities on the accompanying balance sheets at fair value using an Option-Pricing Model. As a result of the Business Combination, the Legacy Origin warrants each converted into a warrant to purchase shares of the Company’s Common Stock converted at the Exchange Ratio. The fair value of the warrants upon consummation of the Business Combination, is adjusted based on the price of the underlying common stock, was reclassified to additional paid-in capital.

Assumed Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of March 31, 2023, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants do not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Condensed Consolidated Statements of Operations and Comprehensive Income at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 6.
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
Revenue Recognition
The Company began to generate revenue in 2023. Our revenues are from product sales and service agreements. The majority of our contracts with customers typically contain multiple products and services. We account for individual products and services separately if they are distinct-that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or service to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our product revenue and collaborative research and development agreements, we perform the following steps:
1.Identifying the contract with a customer;
2.Identifying the performance obligations in the contract;
3.Determining the transaction price;
4.Allocating the transaction price to the performance obligations; and
5.Recognizing revenue when, or as, the performance obligations are satisfied.
We account for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Non-cancellable purchase orders received from customers to deliver a specific quantity of product, when combined with our order confirmation, in exchange for future consideration, create enforceable rights and obligations on both parties and constitute a contract with a customer.
Our service agreements are specified in each respective customer agreement. We identify each performance obligation at contact inception and allocate the consideration to each distinct performance obligation based on the stand-alone selling prices of each performance obligation. We recognize revenue from the service agreements over time depicting the pattern of service delivery and recognizes the costs associated with these contracts as incurred.
We recognize revenue when, or as, our performance obligations under the terms of a contract with our customer are satisfied. This happens when we transfer control of our products and risk of loss to the customer or when title passes upon shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company generates its revenue from direct product sales which is recognized at a point in time when the performance obligation is satisfied upon delivery of the product.
Revenue is recorded in an amount that reflects that consideration we expect to be entitled to in exchange for those goods or services. We have elected to treat shipping and handling activities as fulfillment costs.
Cost of revenue
Cost of revenue consists primarily cost associated with purchase of finished goods. Also, the Company elected to expense the cost related to the service agreements as incurred under ASC Topic 606 as the period of benefit is less than one year.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters as a component of income tax expenses.
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for nonmonetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net loss but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net loss in the period in which they occur. These amounts are included in other income, net, of the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Comprehensive Income
The Company’s comprehensive income or loss consists of net income or loss and other comprehensive income or loss. Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive income.

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
Reclassifications
Certain amounts on the balance sheet in prior periods have been condensed to conform with the current presentation at the three months ended March 31, 2023.
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
As of March 31, 2023 and December 31, 2022, the Company had $171.1 million and $157.2 million, respectively, of assets located outside of the United States.
4.Revenue
We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment. We generally produce and sell finished products, for which we recognize revenue upon shipment. Our contracts with service components generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration.
The Company recognized $1.7 million revenue during the three months ended March 31, 2023 with no revenues recognized in the prior period.

5.Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (“Topic 805”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. Specifically, the update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for the Company in the fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the new standard as of January 1, 2023. The adoption of the standard had no material impact on the Company’s financial results.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (“Topic 815”) (“ASU 2022-01”). This update clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023. The Company adopted the new standard as of January 1, 2023. The adoption of the standard had no material impact on the Company’s financial results.
In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). These amendments in this update improves financial reporting by requiring new disclosures about programs thereby allowing financial statement users to better consider the effect of the programs on the Company’s working capital, liquidity and cash flows over time. The amendments in this update are effective for the Company in the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company adopted the new standard as of January 1, 2023. The adoption of the standard had no material impact on the Company’s financial results.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$87,444	$—	$—	$87,444
Marketable securities	—	176,971	—	176,971
Derivative asset	—	477	—	477
Total fair value	$87,444	$177,448	$—	$264,892
Liabilities:
Assumed common stock warrants (Public)	$16,410	$—	$—	$16,410
Assumed common stock warrants (Private Placement)	—	7,696	—	7,696
Earnout liability	—	—	29,894	29,894
Derivative liability	—	61	—	61
Total fair value	$16,410	$7,757	$29,894	$54,061

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$108,348	$—	$—	$108,348
Marketable securities	—	215,464	—	215,464
Total fair value	$108,348	$215,464	$—	$323,812
Liabilities:
Assumed common stock warrants (Public)	$21,015	$—	$—	$21,015
Assumed common stock warrants (Private Placement)	—	9,856	—	9,856
Earnout liability	—	—	42,533	42,533
Derivative liability	—	344	—	344
Total fair value	$21,015	$10,200	$42,533	$73,748
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
The value of the Earnout liability (Note 13) is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market.
As of March 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$1,693	$7	$—	$1,700
Corporate bonds	93,550	35	(4,177)	89,408
Asset-backed securities	68,591	13	(3,458)	65,146
U.S. government and agency securities	19,093	—	(696)	18,397
Foreign government and agency securities	374	—	(41)	333
Municipal/provincial bonds and other	2,000	—	(13)	1,987
Total marketable securities	$185,301	$55	$(8,385)	$176,971

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,568	$38	$—	$17,606
Corporate bonds	115,134	—	(4,923)	110,211
Asset-backed securities	70,825	8	(3,885)	66,948
U.S. government and agency securities	19,308	—	(917)	18,391
Foreign government and agency securities	375	—	(37)	338
Municipal/provincial bonds and other	2,000	—	(30)	1,970
Total marketable securities	$225,210	$46	$(9,792)	$215,464
Any realized gains and losses and interest income are included in other income on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
We sold marketable securities for proceeds of $1,000.7 million and $1,240.8 million during the three months ended March 31, 2023 and 2022, respectively. As a result of those sales, we realized a losses of $0.8 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $166.0 million and $193.5 million as of March 31, 2023 and December 31, 2022, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of March 31, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$1,700	$—	$—	$1,700
Corporate bonds	66,687	22,721	—	89,408
Asset-backed securities	639	1,311	63,196	65,146
U.S. government and agency securities	7,785	7,581	3,031	18,397
Foreign government and agency securities	—	333	—	333
Municipal/provincial bonds and other	1,987	—	—	1,987
Total marketable securities	$78,798	$31,946	$66,227	$176,971

	As of December 31, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$17,606	$—	$—	$17,606
Corporate bonds	74,797	35,414	—	110,211
Asset-backed securities	1,907	4,833	60,207	66,947
U.S. government and agency securities	7,719	7,480	3,192	18,391
Foreign government and agency securities	—	338	—	338
Municipal/provincial bonds and other	1,971	—	—	1,971
Total marketable securities	$104,000	$48,065	$63,399	$215,464
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other expenses (income). The Company recognized a net gain of $0.8 million and a net loss of $0.8 million during the three months ended March 31, 2023 and 2022, respectively, on the fair value adjustment of the foreign currency derivative contracts.
7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Land	$11,456	$11,358
Pilot plant	4,680	4,599
Lab equipment	2,678	2,526
Machinery and equipment	946	948
Computer and other equipment	1,003	598
Construction in process	174,865	138,847
Total	195,628	158,876
Less accumulated depreciation and amortization	(4,959)	(4,693)
Total property, plant, and equipment, net	$190,669	$154,183
For the three months ended March 31, 2023 and 2022, depreciation expense totaled $0.3 million and $0.1 million, respectively.
At March 31, 2023 and December 31, 2022, the Company capitalized $1.3 million and $1.1 million, respectively, of interest cost into Origin 1. At March 31, 2023 and December 31, 2022, the Company capitalized $2.6 million and $1.9 million, respectively, of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended use. At March 31, 2023 and December 31, 2022 a cumulative translation adjustment of $(0.2) million and $3.0 million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.

8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Patents	$405	$404
Less accumulated amortization	(255)	(244)
Total intangible assets	$150	$160
The weighted average remaining useful life of the patents was 4.20 years. For the three months ended March 31, 2023 and 2022, amortization expense was $0.0 million.
9.Consortium Agreement
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
In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of March 31, 2023, the Legacy Origin Series C Investor had not invested any funds in the consortium.
In 2020, an additional counterparty was added to the consortium agreement. The funds received under the consortium agreement was recorded as other income, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. During three months ended March 31, 2023 and 2022, the Company did not receive any funds under the consortium agreement.
10.Inventory
Inventory balances consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Finished goods	$328	$—
Total	$328	$—
11.Notes Payable
The Company maintains eight separate offtake supply agreements (the “Offtake Agreements”). Two of the eight Offtake Agreements are with the same customer and pertain to supply of product from Origin 1 and Origin 2, respectively. Pursuant to the Offtake Agreements, the Company will construct manufacturing plants with specific capacity and product quality requirements within certain timeframes for the manufacture of product for sale to the counterparties to the agreements, and the counterparties will make minimum annual purchases at a set price, subject to adjustments, all as defined in the agreements.

The Company received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to one of these Offtake Agreements, which the Company entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. In May 2019, the Company and the customer amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the customer further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the customer to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At March 31, 2023 and December 31, 2022, the total note principal outstanding was $5.2 million and accrued interest outstanding was $0.7 million and $0.6 million, respectively. In addition, the amendment reflected the customer’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.

12.Other Liabilities, Long-term
In September 2019, the Company entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At March 31, 2023 and December 31, 2022, the total amount outstanding on this agreement was $2.5 million.
The Company received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 0.25% (5.44% at March 31, 2023) and matures five years from the commercial operation date of Origin 1. At March 31, 2023 and December 31, 2022 the total note principal outstanding was $5.1 million and accrued interest outstanding was $0.4 million and $0.3 million, respectively.

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
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. It is noted that all remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 70%, and interest rate of 3.72%. The balance of the earnout liability was $29.9 million and $42.5 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, a gain of $12.9 million and $15.2 million, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income in the change in fair value of earnout liability.
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

Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company recorded a liability for the amount received of $7.2 million at March 31, 2023 and December 31, 2022, respectively, on the Condensed Consolidated Balance Sheets in Canadian government research and development program liability.
15.Assumed Common Stock Warrants
As of March 31, 2023 and December 31, 2022 there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheets. The fair value of the Assumed Common Stock Warrants was remeasured on the March 31, 2023 and December 31, 2022 Condensed Consolidated Balance Sheets at $24.1 million and $30.9 million, respectively. For the three months ended March 31, 2023 and 2022, a gain of $6.8 million and loss of $1.8 million, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
16.Stockholders’ Equity
As of March 31, 2023 and December 31, 2022, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2023, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 143,267,991 and 143,034,225 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of March 31, 2023 and December 31, 2022, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our board, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our board. As of December 31, 2022, the number of shares available for issuance under the ESPP was 3,722,490. On January 1, 2023, the number of shares of Common Stock reserved for issuance under the ESPP was automatically increased by 1,917,454. As a result, as of March 31, 2023, the number of shares available for issuance under the ESPP was 5,639,944. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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

Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2022, there were 27,846,011 shares of common stock reserved under the Stock Plans. On January 1, 2023, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 915,805 shares pursuant to the 2021 Plan’s “evergreen” provision. As a result, as of March 31, 2023, there were 28,761,816 shares of Common Stock reserved available under the Stock Plans.
The following tables summarize stock option activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2022	6,471,062	$0.17	7.29
Granted	—	—
Exercised	(163,096)	0.14
Forfeited / canceled	—	—
Balance as of March 31, 2023	6,307,966	$0.17	7.03
Vested and expected to vest at March 31, 2023	6,307,966
During the three months ended March 31, 2023, the Company did not grant any stock options. As of March 31, 2023 and December 31, 2022, there were 15,683,288 and 15,728,837 awards, respectively, available for grant under the Stock Plans. As of March 31, 2023 and December 31, 2022 there were 3,643,010 and 3,588,523 exercisable options, respectively. The total intrinsic value of the options exercised during the three months ended March 31, 2023 and 2022 was $0.8 million and $0.7 million, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. The aggregate intrinsic value of options vested and expected to vest at March 31, 2023 and December 31, 2022 were $25.9 million and $28.7 million. As of March 31, 2023 and December 31, 2022, the Company had stock-based compensation of $4.0 million and $4.7 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.4 years and 1.7 years, respectively.
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

The following table summarizes the RSU award and performance-based stock award activity for the three months ended March 31, 2023:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2022	6,371,950	$6.24
Granted - RSU awards	163,544	5.15
Vested - RSU awards	(70,670)	5.39
Forfeited - RSU awards	(50,212)	5.53
Forfeited - performance-based stock awards	(35,625)	5.46
Unvested balance March 31, 2023	6,378,987	$6.22
Expected to vest	4,195,687
The RSU awards, which upon vesting entitle the holder to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested during three months ended March 31, 2023 and 2022 was $0.4 million and zero, respectively. As of March 31, 2023, the performance conditions for the granted performance-based stock awards were not probable of being met, therefore no performance award stock compensation has been recorded. There were no performance-based stock awards vested during three months ended March 31, 2023 and 2022. As of March 31, 2023, there were 2,019,025 unvested performance-based awards subject to certain performance criteria for vesting. The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $20.8 million as of March 31, 2023, and will be amortized on a straight-line basis over the remaining vesting periods. Total remaining compensation expense for performance-based stock awards to be recognized will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the three months ended March 31, 2023 and 2022, stock compensation expense of $1.4 million and $0.7 million, respectively, was recognized in general and administrative expenses, and $0.8 million and $0.2 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Total remaining compensation expense to be recognized under the Stock Plans was $24.8 million as of March 31, 2023, and will be amortized on a straight-line basis over the remaining vesting periods of approximately 1.4 years for stock options, 2.5 years for RSU awards and over the requisite service period once considered probable for performance-based stock awards.
17.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three months ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance on its net deferred tax assets.
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

19.    Commitments and Contingencies
Commitments
In May 2018, the Company executed the agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. The total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.1 million during the three months ended March 31, 2023 and 2022.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended March 31, 2023 or 2022.
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
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three months ended March 31, 2023 or 2022.
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
In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable €5 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional payment of €7.5 million during first quarter 2023 and may make additional payments depending on the achievement of certain milestones. In connection with this license, the Company entered into a conditional offtake agreement under which the licensor will supply the Company from its plants with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications.
We enter into supply and service arrangements in the normal course of business. Supply arrangements are primarily for fixed-price manufacture and supply. Service agreements are primarily for the development of manufacturing processes and certain studies. Commitments under service agreements are subject to cancellation at our discretion which may require payment of certain cancellation fees. The timing of completion of service arrangements is subject to variability in estimates of the time required to complete the work.

Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At March 31, 2023 and December 31, 2022, there were no material claims or legal proceedings pending or threatened against the Company.
20.    Basic and Diluted Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Basic net income per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average common shares outstanding during the period, plus the dilutive effect of the stock options and RSU awards, as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except for share and per share amounts)	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to common stockholders—Basic	$9,769	$7,346
Net income attributable to common stockholders—Diluted	$9,769	$7,346
Denominator:
Weighted-average common shares outstanding—Basic (1)	138,651,062	136,825,016
Stock options	3,803,307	4,880,252
RSU awards	—	27,135
Weighted-average common shares outstanding—Diluted (1)	142,454,369	141,732,403
Net income per share—Basic	$0.07	$0.05
Net income per share—Diluted	$0.07	$0.05
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares as of March 31, 2023 and 2022.

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted earnings per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	1,481,531	1,481,531
Performance-based stock awards	2,054,650	2,634,498
Earnout shares	25,000,000	25,000,000
Sponsor vesting shares	4,500,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Warrants to purchase common stock	35,476,627	35,476,627
RSU awards	—	763,778
21.    Subsequent Events
On May 9, 2023, the Company amended its Offtake Agreement with a customer. The amendment added FDCA as a product potentially available to be supplied to the customer under the Offtake Agreement and eliminated the customer’s obligation to buy and the Company’s obligation to sell a specified annual amount of product from the Origin 1 facility while adding the planned Origin 3 facility as a potential source of product to be supplied to the customer. The amendment also made the customer’s obligation to buy and the Company’s obligation to sell a specified annual amount of product from the Origin 2 facility non-binding unless and until the Company accepts a purchase order from the customer. In addition, the amendment eliminated certain construction and delivery milestones associated with the Origin 1 facility, along with the penalties applicable in the event those milestones were not met, and updated the construction and delivery milestones associated with the Origin 2 facility.

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
•the Company’s ability to procure necessary capital equipment and to produce its products in commercial quantities;
•the impact of laws and regulations and liabilities thereunder, including any decline in the value of carbon credits;
•the Company’s ability to procure and store necessary raw materials, works in process, and finished goods;
•any increases or fluctuations in raw material costs;
•the Company’s ability to avoid, mitigate, and recover from business and supply chain disruptions;
•the ability to maintain the listing of the Company’s common stock on the Nasdaq; and
•the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic, sanctions imposed against Russia following its military intervention in Ukraine, global supply chain disruptions, increased inflationary pressure, labor market constraints, bank failures, and other macroeconomic factors.
Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

Overview
Origin is a carbon negative materials company with a mission to enable the world’s transition to sustainable materials by replacing petroleum-based materials with decarbonized materials in a wide range of end products, such as food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments, fuels, and more. We believe that our platform technology can help make the world’s transition to “net zero” possible and support the fulfillment of greenhouse gas reduction pledges made by countries as part of the United Nations Paris Agreement as well as corporations that are committed to reducing emissions in their supply chains.
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
We believe that products made using Origin’s platform technology can compete directly with petroleum-derived products on both performance and price. Due to abundant and renewable wood supplies that have historically stable pricing, our cost of production is expected to be more stable than potential competing platforms that use other types of feedstocks. We believe that end products made using our platform technology will have a significant unit cost advantage over products made from other low carbon feedstocks.
We have developed a proprietary platform technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals chloromethylfurfural (“CMF”) and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as oils and extractives and other co-products. At commercial scale, our platform technology is expected to produce CMF and HTC with a negative carbon footprint. We believe these chemicals can replace petroleum-based inputs, lowering the carbon footprint of a wide range of materials without increasing cost or sacrificing performance.
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
Business Environment and Trends
Our business and financial performance depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory frameworks, and the dynamics of the global trade environment. In addition to the economic impacts of the COVID-19 pandemic, we have observed market uncertainty, increasing inflationary pressures, supply constraints and labor shortage in the past few quarters. These market dynamics, which we expect will continue into the foreseeable future, have and may continue to impact our business and financial results, including costs and revenues.
Customer demand for our products remains strong and broad based, with offtake and capacity reservations exceeding $9.3 billion dollars as of February 2023, when our commercial strategy evolved from demand generation to revenue generation and the development of higher margin products. We believe demand for our products is likely to exceed supply for the foreseeable future.
We continue to see favorable tailwinds for our technology and business model. We are actively exploring several federal programs funded by the Inflation Reduction Act, including the Department of Energy's Advanced Industrial Facilities Deployment Program, or AIFD, and the Section 48C Advanced Manufacturing Tax Credit. These and other programs, many of which include climate and supply chain related directives, could provide positive momentum for us in securing additional funding for building plants and deploying our platform.

Product development progress remains strong. We continue to expand our IP position and engage in developmental activities with technical, strategic, and supply chain partners. We have demonstrated a significant performance milestone in our carbon black program, validating the suitability of our HTC-derived carbon black for automotive tires and mechanical rubber goods. Our carbon black blends were shown to meet or exceed fossil-based N660 performance for these applications and the results suggest they may be used more broadly, as well. With our first commercial plant, Origin 1, on track for start-up during Q2, we expect our ability to make production samples to increase, further bolstering our ability to advance product development objectives, including through funded joint development programs.
Key Factors and Trends Affecting Origin’s Operating Results
We are in the early stages of generating revenue. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and under “Risk Factors” appearing elsewhere in this Report.
Basis of Presentation
We currently conduct our business through one operating segment and our historical results are reported under U.S. GAAP and in U.S. Dollars. Upon commencement of commercial operations, we expect to expand our operations substantially, including in the United States and Canada, and as a result, we expect Origin’s future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in Origin’s historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Report.
Components of Results of Operations
We are in the early stages of generating revenue and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.
Revenue
We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment. We generally produce and sell finished products, for which we recognize revenue upon shipment. Our contracts with service components generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize revenue as we satisfy the related performance obligations.
Cost of revenue
Cost of revenue consists primarily cost associated with purchase of finished goods. Also, the Company elected to expense the cost related to the service agreements as incurred under ASC topic 606 as the period of benefit is less than one year.
Research and Development Expenses
To date, our research and development expenses have consisted primarily of development of CMF, HTC, levulinic acid, furfural, and oils and extractives, and the conversion of those chemical building blocks into products familiar to and desired by our customers, such as PX, PET, and carbon black. Our research and development expenses also include investments associated with the expansion of the Origin 1 plant and planning and construction of the Origin 2 plant, including the material and supplies to support product development and process engineering efforts.
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

Change in Fair Value of Assumed Common Stock Warrants Liability
The change in fair value of assumed common stock warrants liability consists of the change in fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination. We expect to incur an incremental income (expenses) for the fair value adjustments for the outstanding assumed common stock warrants liability at the end of each reporting period or through the exercise of the warrants.
Change in Fair Value of Earnout Liability
The change in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Business Combination. We expect to recognize an incremental income (expense) for the fair value adjustments of the outstanding liability at the end of each reporting period.
Other Expenses (Income)
Our other expenses (income) consists of income from governmental grant programs, interest expenses for stockholder convertible notes payable, interest income on marketable securities, and income or expenses related to changes in the fair value of assumed common stock warrants liability, redeemable convertible preferred stock warrants, earnout liability, and derivative assets and liabilities. We expect to incur an incremental income (expenses) for the fair value adjustments of these assets and liabilities at the end of each reporting period.
Income Tax Expenses (Benefit)
Our income tax provision consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. federal, state, and foreign net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Three Months Ended March 31,
(in thousands)	2023	2022	Variance $	Variance %
Revenues	$1,704	$—	$1,704	100%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	960	—	960	100%
Operating expenses
Research and development	5,075	2,337	2,738	117%
General and administrative	7,656	5,071	2,586	51%
Depreciation and amortization	288	148	140	95%
Total operating expenses	13,019	7,556	5,463	72%
Loss from operations	12,275	7,556	4,719	62%
Other (income) expenses
Interest income	(3,014)	(1,833)	(1,181)	64%
Change in fair value of derivative	(760)	834	(1,594)	(191)%
Change in fair value of warrant liability	(6,766)	1,774	(8,540)	(481)%
Change in fair value of earnout liability	(12,872)	(15,227)	2,355	(15)%
Other expenses (income), net	1,368	(450)	1,818	(404)%
Total other income, net	(22,044)	(14,902)	(7,142)	48%
Net income	$9,769	$7,346	$2,422	33%

Revenue
Revenue increased $1.7 million, or 100%, during three months ended March 31, 2023 compared to the same period in 2022. The Company did not generate any revenue prior to the quarter ended March 31, 2023.
Cost of Revenue
Cost of revenue increased $1.0 million, or 100%, during three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily attributed to the purchase of finished goods with no cost of revenues recognized in the prior period.
Research and Development Expenses
Research and development expenses increased $2.7 million, or 117%, during three months ended March 31, 2023 compared to the same period in 2022. The increase is attributed to additional efforts in technical business development, patent advancement and general research, mainly generated from additional headcount and related payroll costs.
General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 51%, during three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily driven by additional headcount, as well as facilities costs and external professional services related to legal, audit and regulatory compliance.
Interest income
Interest income increased $1.2 million, or 64%, during three months ended March 31, 2023 compared to the same period in 2022. This increase was related entirely to interest income from investments in marketable securities.
Change in fair value of derivative, warrant liability, and earnout liability
The Company recognized an aggregate gain on the change in the fair values of the derivative, the warrant liability, and the earnout liability of $7.8 million during three months ended March 31, 2023. The decrease in fair value of earnout liability of $2.4 million is the result of revaluation, with changes in the fair value recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The $8.5 million increase in fair value of warrant liability is the result of the Company recording $1.8 million of expenses due to the merger resulting in a significant decrease in the value of the warrants. These resulted in a combined increase in fair value of $6.8 million for the three months ended March 31, 2023. The movement in these instruments’ fair values are driven by the value of the Company’s stock price. The changes in derivative liabilities were due to a $1.6 million increase in fair value associated with our foreign exchange sales.
Other expenses (income), net
Other expenses increased $1.8 million, or (404)%, during three months ended March 31, 2023 compared to the same period in 2022. The increase in other expenses was mainly related to the realized loss from the sale of marketable securities.
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined in accordance with U.S. GAAP, we disclose Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) as a non-GAAP measure. Adjusted EBITDA is a key metric used by management and our board of directors (the “Board”) to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures. We use Adjusted EBITDA to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, make budgeting decisions and compare our performance against that of other companies using similar measures. This measure is not a financial measure calculated in accordance with U.S. GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.

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
We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest income, (iv) change in fair value of derivative, (v) change in fair value of warrants liability, (vi) change in fair value of earnout liability, (vii) professional fees related to completed mergers, and (viii) other income, net.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$9,769	$7,346
Stock based compensation	2,246	918
Depreciation and amortization	288	148
Interest income	(3,014)	(1,833)
Change in fair value of derivative	(760)	834
Change in fair value of warrants liability	(6,766)	1,774
Change in fair value of earnout liability	(12,872)	(15,227)
Other expenses (income), net	1,368	(450)
Adjusted EBITDA	$(9,741)	$(6,490)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. Origin had $264.4 million and $323.8 million in cash, cash equivalents, restricted cash, and marketable securities as of March 31, 2023 and December 31, 2022, respectively. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We just began generating revenue from our business operations. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
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
Indebtedness
As of March 31, 2023 and December 31, 2022, we had $7.2 million of indebtedness under a Canadian government program, of which zero was received during the three months ended March 31, 2023, and 2022. Additionally, as of March 31, 2023, we had liability balances consisting of $5.9 million notes payable with unpaid accrued interest, $5.5 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment. As of December 31, 2022, we had liability balances consisting of $5.8 million notes payable with unpaid accrued interest, $5.4 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the note. At March 31, 2023 and December 31, 2022, the total aggregate principal amount of debt outstanding was $5.2 million and accrued interest totaled $0.7 million and $0.6 million, respectively.
Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 0.25% (5.44% at March 31, 2023) and matures five years from the commercial operation date of Origin 1. At March 31, 2023 and December 31, 2022 the total note principal outstanding was $5.1 million plus accrued interest of $0.4 million and $0.3 million, respectively.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At March 31, 2023 and December 31, 2022, the total amount outstanding on this agreement was $2.5 million.

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following table shows a summary of cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(19,067)	$(1,290)
Net cash (used in) provided by investing activities	(1,830)	13,093
Net cash provided by financing activities	33	34
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(40)	(533)
Net (decrease) increase in cash	$(20,904)	$11,304
Cash Used in Operating Activities
Net cash used in operating activities was $19.1 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $1.3 million over the same period in 2022. The increase in cash used in operating activities was primarily attributable to an additional deposit of $7.9 million during first quarter 2023 towards securing a license to technologies that can be used to produce high margin downstream products using our intermediate products as feedstock. In addition, there was an increase of $.3.4 million in account receivable that primarily associated with our revenue and other receivable. Furthermore, there was an increase of $1.8 million prepaid expenses associated with prepayments for finished goods.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $1.8 million for the three months ended March 31, 2023, compared to net cash provided by investing activities of $13.1 million over the same period in 2022. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment, purchase of intangible asset and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to increase substantially in the near future as we fully build out Origin 1 as well as acquire the property, plant and equipment for Origin 2. The change was primarily related to the increased purchase in property, plant and equipment of $30.6 million and increased net purchase in marketable securities of $13.6 million which was offset by the increase in maturities of marketable securities of $29.3 million.
The Company continues to increase activity related to the construction of Origin 1 and Origin 2, which is the main driver of the variation in cash used in investing activities between the two periods.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of March 31, 2023, consisted of:
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
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. The short-term lease liabilities of $1.6 million will mature in the next three years and the remaining $1.4 million were related to long-term.

•In the near-term, the Company also expect to make payments related to the repayment agreement associated with the legacy stockholder note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 11- Notes Payable to the unaudited condensed consolidated financial statements in this Report.
•In addition, the Company has a prepayment agreement with a counterparty with $2.5 million due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The amount due could be used to apply against future purchases. For additional information regarding this repayment, see Note 12- Other Liabilities, Long-term to the unaudited condensed consolidated financial statements in this Report.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23. 2023 (the “Annual Report”). The critical accounting policies and estimates have been updated to include revenue recognition since our Annual Report. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•The recognition, measurement and valuation of stock-based equity awards
•The estimates used in the determination of the fair value of the assumed common stock warrant liability
•The estimates used in the determination of the fair value of the earnout liability
•The recognition, measurement and valuation of marketable securities
•The revenue recognition from contracts with customers
Recent Accounting Pronouncements
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
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents and marketable securities of $263.9 million and $323.3 million, respectively, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Certain marketable debt securities may be denominated in foreign currencies. At March 31, 2023, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair values recorded to our condensed consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Inflation Risk
Inflation rates continue to have an effect on worldwide economies. Inflation generally affects us by increasing our cost of labor and may also increase transportation and construction costs due, for example, to higher fuel prices. We believe that inflation has not had a material effect on our condensed consolidated financial statements included in Part I, Item 1 of this Report.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
The following risk factors summary and other information included in this Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.
•We are an early stage company with a history of losses and uncertain future profitability, and our financial projections may differ materially from actual results.
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
•We plan to rely initially on a limited number of plants to meet customer demand in the near-term.
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
•We are dependent on third-party suppliers and service providers, some of which are sole source suppliers, who may fail to deliver raw materials or equipment or fail to supply needed services at all or according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these supplies effectively.
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes to such consolidated financial statements included elsewhere in this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
Risks Related to Our Business
We are an early stage company with a history of losses and our future profitability is uncertain.
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Substantially all of our net losses since inception have resulted from our plant construction, research and development, and general and administrative costs associated with our operations. We have only recently begun generating revenue, and we expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we do not expect to reach commercial scale production until 2025. Even if we are able to commercialize our products and generate revenue from product sales, we may not become profitable for many years, if at all.
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
We are subject to taxation in Canada and the United States with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. We have previously participated in government programs with the Canadian federal government and Canadian provincial governments that provide investment tax credits based upon qualifying research and development expenditures. If Canadian taxation authorities successfully challenge such expenses or the correctness of such income tax credits claimed, our historical operating results could be adversely affected. As a public company, we will no longer be eligible for refundable tax credits under the Canadian federal Scientific Research and Experimental Development Program (“SR&ED”) credits. However, we are still eligible for non-refundable SR&ED credits under this program, which are eligible to reduce future income taxes payable.
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
We are exposed to credit risk in our activities related to potential nonperformance by customers.
In the normal course of our business, we provide payment terms to certain of our customers. As a result, our business could be adversely affected if our customers’ financial condition deteriorates and they are unable to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers or if our customers fail to manage their business effectively or adequately disclose their financial condition to us. We believe that the probability of circumstances that could lead to nonperformance by these customers is low. The Company manages the risk of customer default through a combination of due diligence, contractual terms, and a diversified customer base. The number of customers, as well as our ability to discontinue service, contributes to reduce credit risk with respect to accounts receivable. Despite such mitigation efforts, customer defaults may occur.

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
Our operating plan assumes that we will rely on a limited number of plants to meet customer demand and that these plants will supply most of our products until additional world-scale plants come online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to generate revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our plant equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, trade wars and sanctions (such as those imposed against Russia following its military intervention in Ukraine), or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
Our offtake agreements with certain customers allow those customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under one of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. These milestones have been deferred to 2023 in order to facilitate the negotiation of an amendment to the agreement, including the milestone achievement dates. As of the date hereof, the negotiation is ongoing. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.5 million and $5.4 million as of March 31, 2023 and December 31, 2022, respectively.

Discussions to amend this agreement are ongoing. Origin has previously amended agreements with other customers whose offtake agreements provided for liquidated damages and/or termination of the agreement in the event certain milestones were not met. On May 9, 2023, the Company amended its offtake agreement with a customer to, among other things, eliminate certain construction and delivery milestones associated with the Origin 1 facility, along with the penalties applicable in the event those milestones were not met, including the right to terminate noted above. The amendment also updated the construction and delivery milestones associated with the Origin 2 facility such that the agreement now is terminable if commercial operation of Origin 2 has not occurred before June 30, 2026 or if delivery of product from Origin 2 has not occurred before December 31, 2026. We amended our offtake agreement with another customer on August 1, 2022 to, among other things, eliminate the liquidated damages payable if Origin 1 had not commenced commercial operation by June 30, 2022 with no liquidated damages having been demanded or paid under the original offtake agreement including for the period between June 30, 2022 and August 1, 2022. However, we cannot guarantee that our current discussions will result in an extension or removal of the milestone dates and/or liquidated damages, as applicable. Accordingly, if these milestone dates are not extended or removed, we may be required to pay liquidated damages and repay the amounts outstanding under the foregoing promissory note and our offtake agreement may be subject to termination. If any of our offtake agreements are terminated or if we are required to pay liquidated damages or repay advances made under our offtake agreements, our business, results of operations and financial condition may be harmed.
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

We are dependent on third-party suppliers and service providers, some of which are sole source suppliers, who may fail to deliver raw materials or equipment or fail to supply needed services at all or according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these supplies effectively.
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for conversion of our chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine.
Finding substitute suppliers and service providers may be expensive, time-consuming, or impossible and could interrupt or delay the supply of our products causing us to lose revenue and potentially harm our customer relationships or reputation and expose us to contractual remedies under our supply agreements. To the extent we do not have firm commitments from our third-party suppliers or service providers for a specific time period or capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers, which could make that capacity unavailable to us when needed or at reasonable prices and prevent us from delivering our products on time or at all. For instance, if we are unable to timely obtain conversion services for some of our intermediates, those intermediates may need to be stored for extended periods and could degrade or become unusable, forcing us to dispose of the intermediates and/or replace them at additional cost. Any of these occurrences could adversely affect our supply chain and cause serious harm to our business.
Our manufacturing processes use local timber and forest residues as our preferred raw materials. However, we may be unable to secure agreements with local suppliers for the necessary amount of raw materials in certain circumstances. Additionally, if our suppliers do not accurately forecast and effectively allocate sufficient materials to us or if they are not willing to allocate sufficient supplies to us, it may reduce our access to raw materials needed for our manufacturing and require us to search for new suppliers. The unavailability of any raw materials could result in production delays, idle manufacturing facilities, product design changes and loss of access to important residues supporting our production, as well as impact our capacity to fulfill our obligations under our offtake agreements. In addition, unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, epidemics or pandemics, trade and shipping disruptions, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational.
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
As the scale of our manufacturing increases, we will also need to accurately forecast, purchase, warehouse and transport raw materials at high volumes to our manufacturing facilities internationally. If we are unable to accurately match the timing and quantities of raw material purchases to our actual needs or successfully implement inventory management and warehousing systems, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and operating results.
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
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks. Such risks may include difficulties in designing, developing, implementing, and scaling up new process technologies, development and production timing delays, lower than anticipated manufacturing yields, product defects, and inability to consistently meet customers’ product specifications, performance and carbon intensity, or cost requirements, among others. Errors, defects in materials, operating permit and license delays, customer product returns, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all could affect the timing, efficiency, or success of our production processes. Such production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.
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
We have entered, and may in the future enter, into license and collaboration arrangements for the development and production of some of our materials and products. In the future, we may enter into additional license and collaboration arrangements. Any collaboration we enter into is subject to numerous risks. Such risks may include, among others, collaborators’ significant discretion to determine the effort and resources they will apply to the collaboration, to delay or elect not to continue development of a product or process under the collaboration, or to develop, independently or with third parties, products or processes that compete directly or indirectly with our products or manufacturing processes. A collaborator’s development, sales, or marketing activities or other operations may not comply with applicable laws resulting in civil or criminal proceedings.
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
Our expansion model is global and we will need to source feedstock and supplies from suppliers around the world. In particular, our manufacturing process uses local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, COVID-19 has resulted in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
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
If we fail to adequately protect our intellectual property rights, such failure could result in the reduction or loss of our competitive advantage. We may be unable to prevent third parties from using our proprietary information and other intellectual property without our authorization or from independently developing proprietary information and other intellectual property that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S or those countries where we do not have intellectual property rights protection. The use of our proprietary information and other intellectual property by others could reduce or eliminate competitive advantages that we have developed, potentially causing us to lose sales or actual or potential customers, or otherwise harm our business. We are, and may continue to be, involved in litigation and administrative actions to protect these rights, and such proceedings could be burdensome and costly, could result in counterclaims challenging our intellectual property (including validity or enforceability) or accusing us of infringement, and we may not prevail.

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
From time to time, we may oppose third-party patents that we consider overbroad or otherwise invalid in order to maintain the necessary freedom to operate fully in our various business lines without the risk of being sued for patent infringement. If, however, the oppositions are unsuccessful, we could be liable for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products.
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
We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. We have security measures in place to safeguard our trade secrets database and limit the access to a need-to-know basis. However, trade secrets can be difficult to protect. The misappropriation or other compromise of our trade secrets may lead to a reduction or loss of our competitive advantages resulting from such trade secrets. Further, litigating a claim that a third party had misappropriated our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights and our business could be harmed.
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies, such as providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data and applies to personal information of consumers, business representatives, and employees who are California residents. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expands the CCPA, including by establishing a new California Privacy Protection Agency to implement and enforce the CPRA and adding a new right for individuals to correct their personal information. Other states have also enacted data privacy laws, including Virginia and Colorado. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located in the European Economic Area (“EEA”) and the UK, respectively. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to €20 million or 4% of annual global revenue, whichever is greater. The GDPR also allows for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. We also have customers in Asia, and may be subject to new and emerging data privacy regimes in Asia, such as China’s Personal Information Protection Law and Japan’s Act on the Protection of Personal Information.
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
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit such vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business.
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
If we (or third parties upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•initially providing for a classified Board with staggered, three-year terms;

•authorizing our Board to issue Preferred Stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
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
•changes in accounting principles, policies and guidelines; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics, natural disasters, war, acts of terrorism or responses to these events.
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
We may issue additional shares of Common Stock or other equity securities without shareholder approval, which would dilute shareholders’ ownership interests and may depress the market price of the Common Stock.
As of March 31, 2023 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 EIP Plan and the ESPP, we may issue an aggregate of up to 34,401,760 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other Information

Our Board has established July 20, 2023 as the date of the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”). The time and location of the 2023 Annual Meeting will be specified in the Company’s proxy statement for the 2023 Annual Meeting. The Board has fixed the close of business on May 22, 2023 as the record date for determining stockholders of the Company who are entitled to vote at the 2023 Annual Meeting.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2023 (the “Advance Notice 8-K”), because the 2023 Annual Meeting will be more than thirty (30) days after the anniversary of the Company’s 2022 Annual Meeting of Stockholders, the Company disclosed a new deadline for the submission of stockholder proposals for inclusion in its proxy statement for the 2023 Annual Meeting. In accordance with Rule 14a-5(f) of the Exchange Act, the Company informed stockholders in the Advance Notice 8-K that to be considered for inclusion in its proxy statement for the 2023 Annual Meeting, qualified shareholder proposals and qualified shareholder nominations must have been received on or before the close of business on April 21, 2023.

The Company and the Board wish to sincerely thank Mr. Dorer for his service and significant contributions to the Company. Mr. Dorer is stepping down from the Board effective May 8 due to his other professional commitments and demands on his time, and not due to any disagreement with the Company on any matter related to the Company's operations, policies or practices. Mr. Dorer will be succeeded by Mr. Tripeny as Chair of the Audit Committee of the Board.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
3.3*	Amendment No. 2 to Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated May 10, 2023.	10-Q	001-39378	3.3	May 10, 2023
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: May 10, 2023	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: May 10, 2023	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: May 10, 2023	By:	/s/ Nate Whaley
Nate Whaley
Chief Financial Officer