Form 10-Q
period 2023-06-30
Origin Materials, Inc.
filed 2023-08-09
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 143,515,614, as of August 4, 2023.

ORIGIN MATERIALS, INC.

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$65,523	$107,858
Restricted cash	490	490
Marketable securities	152,170	215,464
Accounts receivable	7,280	—
Other receivables	6,815	4,346
Inventory	346	—
Derivative asset	160	—
Prepaid expenses and other current assets	3,268	3,341
Total current assets	236,052	331,499

Property, plant, and equipment, net	220,807	154,183
Operating lease right-of-use asset	2,479	2,779
Intangible assets, net	142	160
Other long-term assets	17,224	5,079
Total assets	$476,704	$493,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,755	$10,384
Accrued expenses	4,355	8,414
Operating lease liability, current	611	619
Other liabilities, current	397	51
Derivative liability	9	344
Total current liabilities	12,127	19,812

Earnout liability	22,386	42,533
Canadian Government Research and Development Program liability	7,345	7,185
Assumed common stock warrants liability	26,249	30,872
Notes payable	5,189	5,847
Operating lease liability	1,962	2,249
Other liabilities, long-term	8,943	8,297
Total liabilities	84,201	116,795

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 143,498,724 and 143,034,225, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (including 4,500,000 Sponsor Vesting Shares)	14	14
Additional paid-in capital	377,059	371,072
Retained earnings	25,077	21,772
Accumulated other comprehensive loss	(9,647)	(15,953)
Total stockholders’ equity	392,503	376,905
Total liabilities and stockholders’ equity	$476,704	$493,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$6,898	$—	$8,602	$—
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,814	—	7,774	—
Operating expenses
Research and development	5,396	2,649	10,471	4,985
General and administrative	8,619	5,864	16,275	10,935
Depreciation and amortization	347	160	635	308
Total operating expenses	14,362	8,673	27,381	16,228
Loss from operations	(14,278)	(8,673)	(26,553)	(16,228)
Other income (expenses)
Interest income	2,426	1,936	5,440	3,768
Interest expenses	(2)	—	(2)	—
Gain (loss) in fair value of derivatives	(266)	1,430	494	596
Gain (loss) in fair value of warrants liability	(2,143)	18,803	4,623	17,029
Gain in fair value of earnout liability	7,508	33,188	20,380	48,414
Other income (expenses), net	420	247	(948)	698
Total other income, net	7,943	55,604	29,987	70,505
Net income (loss) before income tax expenses	(6,335)	46,931	3,434	54,277
Income tax expenses	(129)	—	(129)	—
Net income (loss)	$(6,464)	$46,931	$3,305	$54,277
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax	$1,504	$(4,805)	$2,914	$(9,380)
Foreign currency translation adjustment, net of tax	3,272	(1,693)	3,392	(808)
Total comprehensive income (loss)	$(1,688)	$40,433	$9,611	$44,089
Net income (loss) per share, basic	$(0.05)	$0.34	$0.02	$0.40
Net income (loss) per share, diluted	$(0.05)	$0.33	$0.02	$0.38
Weighted-average common shares outstanding, basic	139,265,248	137,141,655	139,154,557	136,985,440
Weighted-average common shares outstanding, diluted	139,265,248	142,195,637	143,039,435	142,078,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
Three Months Ended June 30, 2022	Shares	Amount
Balance at March 31, 2022	141,418,989	$16	$362,770	$(49,451)	$(4,941)	$308,394
Common stock issued upon exercise of stock options	827,296	(2)	236	—	—	234
Vested common stock awards	132,649	—	—	—	—	—
Stock-based compensation	—	—	1,847	—	—	1,847
Net income	—	—	—	46,931	—	46,931
Other comprehensive loss	—	—	—	—	(6,498)	(6,498)
Balance at June 30, 2022	142,378,934	$14	$364,853	$(2,520)	$(11,439)	$350,908

					Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
Six Months Ended June 30, 2022	Shares	Amount
Balance at December 31, 2021	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
Common stock issued upon exercise of stock options	944,716	(2)	270	—	—	268
Vested common stock awards	132,649	—	—	—	—	—
Stock-based compensation	—	—	3,041	—	—	3,041
Net income	—	—	—	54,277	—	54,277
Other comprehensive loss	—	—	—	—	(10,188)	(10,188)
Balance at June 30, 2022	142,378,934	$14	$364,853	$(2,520)	$(11,439)	$350,908

					Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Three Months Ended June 30, 2023	Shares	Amount
Balance at March 31, 2023	143,267,991	$14	$374,010	$31,541	$(14,423)	$391,142
Common stock issued upon exercise of stock options	208,807	—	31	—	—	31
Vested common stock awards	21,926	—	—	—	—	—
Stock-based compensation	—	—	3,018	—	—	3,018
Net loss	—	—	—	(6,464)	—	(6,464)
Other comprehensive income	—	—	—	—	4,776	4,776
Balance at June 30, 2023	143,498,724	$14	$377,059	$25,077	$(9,647)	$392,503

					Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Six Months Ended June 30, 2023	Shares	Amount
Balance at December 31, 2022	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905
Common stock issued upon exercise of stock options	371,903	—	54	—	—	54
Vested common stock awards	92,596	—	—	—	—	—
Stock-based compensation	—	—	5,933	—	—	5,933
Net income	—	—	—	3,305	—	3,305
Other comprehensive income	—	—	—	—	6,306	6,306
Balance at June 30, 2023	143,498,724	$14	$377,059	$25,077	$(9,647)	$392,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$3,305	$54,277
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	635	308
Amortization on right-of-use asset	301	281
Stock-based compensation	4,651	2,573
Realized loss of marketable securities	706	—
Amortization premium of marketable securities	285	—
Change in fair value of derivatives	(494)	(596)
Change in fair value of common stock warrants liability	(4,623)	(17,029)
Change in fair value of earnout liability	(20,380)	(48,414)
Change in fair value of incremental acquisition fee accrual	—	(150)
Changes in operating assets and liabilities:
Receivables	(9,748)	(377)
Inventory	(346)	—
Prepaid expenses and other current assets	72	1,038
Other long-term assets	(12,144)	—
Accounts payable	2,111	2,157
Accrued expenses	49	2,476
Operating lease liability	(354)	(193)
Other liabilities, current	347	489
Other liabilities, long-term	(7)	128
Net cash used in operating activities	(35,634)	(3,032)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(72,284)	(25,045)
Purchases of marketable securities	(2,499,506)	(1,655,200)
Sales of marketable securities	2,462,950	1,647,787
Maturities of marketable securities	101,792	71,168
Capitalized interest on plant construction	—	(47)
Net cash (used in) provided by investing activities	(7,048)	38,663
Cash flows from financing activities
Proceeds from exercise of stock options	55	268
Net cash provided by financing activities	55	268
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	292	(3,480)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(42,335)	32,419
Cash and cash equivalents, and restricted cash, beginning of the period	108,348	47,127
Cash and cash equivalents, and restricted cash, end of the period	$66,013	$79,546
Supplemental disclosure for non-cash transactions
Operating lease right-of-use asset obtained in exchange for lease obligations	$—	$1,710
Stock-based compensation capitalized into property, plant, and equipment	$1,282	$467
Purchases of property, plant, and equipment included in accounts payable and accrued expenses and capitalized interest	$7,474	$—
Cash paid during the period:
Income taxes payment	$20	$—

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
On June 27, 2023, the Company began startup of its “Origin 1” facility, the world’s first commercial chloromethylfurfural (“CMF”) plant, located in Sarnia, Ontario. The Company is also currently in the planning phase for the construction of “Origin 2,” its significantly larger manufacturing plant.
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
2.Risks and Liquidity
The Company believes that its $217.7 million of cash and cash equivalents, and marketable securities as of June 30, 2023 will enable it to fund its planned operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
Over the last several years, our operations have been impacted by the COVID-19 pandemic, inflationary pressures and ongoing geopolitical conflicts. We continue to monitor the impact of any lingering effects of the COVID-19 pandemic on our business, operations and access to supply and raw materials. In February 2022, Russia began a military intervention in Ukraine. In response, global sanctions were imposed against Russia. These sanctions and the related global ramifications could increase the cost of transportation or limit the availability of certain materials of construction, such as metals used in alloys, that are sourced from Russia or Ukraine and used in our manufacturing facilities.
Inflation rates continue to have an effect on worldwide economies. Inflationary pressures and any shortages in the labor market could increase labor costs, which could in turn materially impact our financial condition.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the interim Condensed Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, and the interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and the notes to such interim condensed consolidated financial statements are unaudited.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Restricted cash consists of cash held in a control account as collateral for the Company’s credit card services, escrow services, and standby letter of credit. These restricted cash balances have been excluded from cash and cash equivalents balance in the Unaudited Condensed Consolidated Balance Sheets based on the contractual term.
The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At June 30, 2023 and December 31, 2022, the escrow account had a balance of $0.3 million.
The Company has a standby letter of credit, whereby the funds may be used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matures and automatically renews in October of each year. At June 30, 2023 and December 31, 2022, the standby letter of credit was $0.2 million.
Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$65,523	$107,858
Restricted cash	490	490
Total cash, cash equivalents, and restricted cash	$66,013	$108,348
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of operations and comprehensive income (loss) until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expenses), net on the condensed consolidated statements of operations and comprehensive income (loss), and any remaining unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated statements of stockholders’ equity and accumulated other comprehensive loss. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of interest income within other income (expenses).
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
Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other income (expenses). While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of June 30, 2023 and December 31, 2022 was $16.6 million and $21.2 million, respectively.
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
Accounts Receivable
We record accounts receivable at the stated amount of the transactions with our customers, and we do not charge interest. The allowance for credit losses, known as the Current Expected Credit Losses ("CECL") model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. As of June 30, 2023, we do not have any allowance for credit losses.
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax (“HST”) and goods and services tax (“GST”) for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.

AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $1.8 million (in Canadian dollars) incurred through March 2023. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expenses based on the nature of the cost the grant is reimbursing. The Company received $0.1 million during the three and six months ended June 30, 2023, and zero during the three and six months ended June 30, 2022 in grants, recorded in other income (expenses). The Company is not entitled to any further grants under this AgriScience Program.
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
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. Depreciation normally begin when assets are ready for its intended use. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. Major additions and improvements are capitalized, while replacements, repairs, and maintenance that do not extend the life of an asset are charged to operations. We depreciate plants over a maximum life of 40 years and plant improvements over the shorter of the asset life or remaining useful life of the plants structure using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation or amortization are removed from the accounts. Costs incurred to acquire, construct or install property, plant, and equipment during the construction stage of a capital project and costs capitalized in conjunction with major improvements that have not yet been placed in service are recorded as construction in progress, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. The estimated useful lives of assets are as follows:

Computer and other equipment	3 years
Pilot plant	5 years
Machinery and equipment	5 years
Leasehold improvements	1-5 years
Plants and improvements	20-40 years
Intangible Assets
Intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from 7 to 15 years. The cost of servicing the Company’s patents is expensed as incurred. Upon retirement or sale, the cost of intangible assets is disposed of and the related accumulated amortization is removed from the accounts. The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of June 30, 2023, no impairment was identified.

Assumed Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants” or “Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of June 30, 2023, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
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
Revenue Recognition
The Company began to recognize revenue in 2023. Our revenues are from product sales and service agreements. The majority of our contracts with customers typically contain multiple products and services. We account for individual products and services separately if they are distinct-that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or service to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our product revenue and collaborative research and development agreements, we perform the following steps:
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
We recognize revenue when, or as, our performance obligations under the terms of a contract with our customer are satisfied. This happens when we transfer control of our products and risk of loss to the customer or when title passes upon shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company recognizes its revenue from direct product sales which is recognized at a point in time when the performance obligation is satisfied upon delivery of the product.
Revenue is recorded in an amount that reflects that consideration we expect to be entitled to in exchange for those goods or services. We have elected to treat shipping and handling activities as fulfillment costs.
Cost of revenue
Cost of revenue consists primarily of cost associated with purchase of finished goods. Also, the Company elected to expense the cost related to the service agreements as incurred under ASC Topic 606 as the period of benefit is less than one year.
Research and Development Cost
Costs related to research and development are expensed as incurred.
Stock-Based Compensation
The Company has issued common stock awards under three equity incentive plans. Origin measures stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognizes compensation expenses of those awards over the requisite service period, which is generally the vesting period of the respective award. In addition, the Company capitalized stock-based compensation related to employees whose costs are necessary incurred to bring the asset to its intended use. For awards with performance conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. Origin applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Origin estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model and the grant date closing stock price for RSU awards and performance awards. The Black-Scholes option-pricing model requires the use of highly subjective assumptions including:
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for non-monetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income (loss) but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. These amounts are included in other income (expenses), net, of the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Reclassifications
Certain amounts on the balance sheet in prior periods have been condensed to conform with the current presentation for the six months ended June 30, 2023.
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
As of June 30, 2023 and December 31, 2022, the Company had $179.9 million and $157.2 million, respectively, of assets located outside of the United States.
4.Revenue
The Company began to recognize revenue in 2023. We recognize revenue when, or as, our performance obligations under the terms of a contract with our customer are satisfied. We generally procure, will produce, and sell product to be utilized in the manufacturing of finished products, for which we recognize revenue upon shipment. Our service contracts generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration.
The Company recognized $6.9 million and $8.6 million revenue during the three and six months ended June 30, 2023 with no revenues recognized in the prior periods in 2022.

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

6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$66,013	$—	$—	$66,013
Marketable securities	—	152,170	—	152,170
Derivative asset	—	160	—	160
Total fair value	$66,013	$152,330	$—	$218,343
Liabilities:
Assumed common stock warrants (Public)	$17,869	$—	$—	$17,869
Assumed common stock warrants (Private Placement)	—	8,380	—	8,380
Earnout liability	—	—	22,386	22,386
Derivative liability	—	9	—	9
Total fair value	$17,869	$8,389	$22,386	$48,644

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$108,348	$—	$—	$108,348
Marketable securities	—	215,464	—	215,464
Total fair value	$108,348	$215,464	$—	$323,812
Liabilities:
Assumed common stock warrants (Public)	$21,015	$—	$—	$21,015
Assumed common stock warrants (Private Placement)	—	9,856	—	9,856
Earnout liability	—	—	42,533	42,533
Derivative liability	—	344	—	344
Total fair value	$21,015	$10,200	$42,533	$73,748
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
The value of the Earnout liability (Note 13) is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market. A gain of $7.5 million and $20.4 million during the three and six months ended June 30, 2023, respectively, and a gain of $33.2 million and $48.4 million during the three and six months ended June 30, 2022, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in the change in fair value of earnout liability.
As of June 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$74,647	$54	$(2,989)	$71,712
Asset-backed securities	65,077	12	(3,169)	61,920
U.S. government and agency securities	18,884	—	(677)	18,207
Foreign government and agency securities	375	—	(44)	331
Total marketable securities	$158,983	$66	$(6,879)	$152,170

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,568	$38	$—	$17,606
Corporate bonds	115,134	—	(4,923)	110,211
Asset-backed securities	70,825	8	(3,885)	66,948
U.S. government and agency securities	19,308	—	(917)	18,391
Foreign government and agency securities	375	—	(37)	338
Municipal/provincial bonds and other	2,000	—	(30)	1,970
Total marketable securities	$225,210	$46	$(9,792)	$215,464
The realized gains and losses are included in other income (expenses) on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
We sold marketable securities for proceeds of $2,462.9 million and $1,647.8 million during the six months ended June 30, 2023 and 2022, respectively. As a result of those sales, we realized losses of $0.7 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively, and a gain of $0.1 million and zero during the three months ended June 30, 2023 and 2022, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $137.8 million and $193.5 million as of June 30, 2023 and December 31, 2022, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of June 30, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$55,613	$16,099	$—	$71,712
Asset-backed securities	—	910	61,010	61,920
U.S. government and agency securities	7,851	7,538	2,818	18,207
Foreign government and agency securities	—	331	—	331
Total marketable securities	$63,464	$24,878	$63,828	$152,170

	As of December 31, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$17,606	$—	$—	$17,606
Corporate bonds	74,797	35,414	—	110,211
Asset-backed securities	1,907	4,833	60,207	66,947
U.S. government and agency securities	7,719	7,480	3,192	18,391
Foreign government and agency securities	—	338	—	338
Municipal/provincial bonds and other	1,971	—	—	1,971
Total marketable securities	$104,000	$48,065	$63,399	$215,464
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a net loss of $0.3 million and a net gain of $0.5 million during the three and six months ended June 30, 2023, respectively, and a net gain of $1.4 million and $0.6 million during the three and six months ended June 30, 2022, respectively, on the fair value adjustment of the foreign currency derivative contracts.
7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Land	$11,331	$11,358
Pilot plant	4,767	4,599
Lab equipment	2,820	2,526
Machinery and equipment	1,005	948
Computer and other equipment	1,180	598
Construction in process	205,061	138,847
Total	226,164	158,876
Less accumulated depreciation and amortization	(5,357)	(4,693)
Total property, plant, and equipment, net	$220,807	$154,183
The depreciation expense totaled $0.3 million and $0.6 million during the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively.
At June 30, 2023 and December 31, 2022, the Company capitalized $1.4 million and $1.1 million, respectively, of interest cost into Origin 1. At June 30, 2023 and December 31, 2022, the Company capitalized $3.2 million and $1.9 million, respectively, of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended use. At June 30, 2023 and December 31, 2022 a cumulative translation adjustment of $(3.3) million and $3.0 million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.

8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Patents	$413	$404
Less accumulated amortization	(271)	(244)
Total intangible assets	$142	$160
The weighted average remaining useful life of the patents was 3.9 years. For the three and six months ended June 30, 2023 and 2022, amortization expense was immaterial.
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
In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of June 30, 2023, the Legacy Origin Series C Investor had not invested any funds in the consortium.
In 2020, an additional counterparty was added to the consortium agreement. The funds received under the consortium agreement was recorded as other income, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and six months ended June 30, 2023 and 2022, the Company did not receive any funds under the consortium agreement.
10.Inventory
Inventory balances consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$331	$—
Raw materials	15	—
Total	$346	$—
11.Notes Payable
The Company maintains eight separate offtake supply agreements (the “Offtake Agreements”). Two of the eight Offtake Agreements are with the same customer and pertain to supply of product from Origin 1 and Origin 2, respectively. Pursuant to the Offtake Agreements, the Company will construct manufacturing plants with specific capacity and product quality requirements within certain timeframes for the manufacture of product for sale to the counterparties to the agreements, and the counterparties will make purchases at a set price, subject to adjustments, all as defined in the agreements.

Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to one of these Offtake Agreements, which Legacy Origin entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the customer amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the customer further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the customer to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At June 30, 2023 and December 31, 2022, the total note principal outstanding was $5.2 million and accrued interest outstanding was $0.7 million and $0.6 million, respectively. In addition, the amendment reflected the customer’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
12.Other Liabilities, Long-term
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At June 30, 2023 and December 31, 2022, the total amount outstanding on this agreement was $2.5 million.
Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 0.25% (5.31% at June 30, 2023) and matures five years from the commercial operation date of Origin 1, which is defined by the plant's actual production of a certain volume of product as well as its capacity to produce a certain annual volume of product. At June 30, 2023 and December 31, 2022 the total principal outstanding was $5.1 million and accrued interest outstanding was $0.4 million and $0.3 million, respectively.

13.Earnout Liability
As additional consideration for the Merger, within 10 business days after the occurrence of a “Triggering Event,” as defined below, the Company shall issue or cause to be issued to each Legacy Origin stockholder a certain number of shares of the Company Class A Common Stock. The number of such shares is equal to the product of (i) the number of shares of Company Common Stock, Company Series A Preferred Stock, Company Series B Preferred Stock, Company Series C Preferred Stock, and the net number of shares of Company Capital Stock that would be issuable in respect of "Vested Company Options" in the event such options were exercised (on a net exercise basis with respect to only the applicable exercise price, immediately prior to the “Closing” and settled in the applicable number of shares of Company Common Stock, rounded down to the nearest whole share) held by such Legacy Origin stockholder as of immediately prior to the “Effective Time”; and (ii) the “Earnout Exchange Ratio" (such issued shares of Artius Class A Common Stock, collectively, the “Earnout Shares”), where “Vested Company Options,” “Closing,” “Effective Time,” and “Earnout Exchange Ratio” have the meanings set forth in the Merger Agreement. The Company cannot be required to issue more than 25,000,000 Earnout Shares in the aggregate. A Triggering Event is defined as the following:
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
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 68%, and interest rate of 4.40%. The balance of the earnout liability was $22.4 million and $42.5 million at June 30, 2023 and December 31, 2022, respectively. A gain of $7.5 million and $20.4 million during the three and six months ended June 30, 2023, respectively, and a gain of $33.2 million and $48.4 million during the three and six months ended June 30, 2022, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in the change in fair value of earnout liability.
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

The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company recorded a liability for the amount received of $7.3 million and $7.2 million at June 30, 2023 and December 31, 2022, respectively, on the Condensed Consolidated Balance Sheets in Canadian government research and development program liability.
15.Assumed Common Stock Warrants
As of June 30, 2023 and December 31, 2022 there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheets. The fair value of the Assumed Common Stock Warrants was remeasured on the June 30, 2023 and December 31, 2022 Condensed Consolidated Balance Sheets at $26.2 million and $30.9 million, respectively. A loss of $2.1 million and a gain of $4.6 million during the three and six months ended June 30, 2023, respectively, and a gain of $18.8 million and $17.0 million during the three and six months ended June 30, 2022, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of June 30, 2023 and December 31, 2022, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2023, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 143,498,724 and 143,034,225 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of June 30, 2023 and December 31, 2022, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our board, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our board. As of December 31, 2022, the number of shares available for issuance under the ESPP was 3,722,490. On January 1, 2023, the number of shares of Common Stock reserved for issuance under the ESPP was automatically increased by 1,917,454. As a result, as of June 30, 2023, the number of shares available for issuance under the ESPP was 5,639,944. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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

Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2022, there were 27,846,011 shares of common stock reserved under the Stock Plans. On January 1, 2023, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 915,805 shares pursuant to the 2021 Plan’s “evergreen” provision. As a result, as of June 30, 2023, there were 28,761,816 shares of Common Stock reserved available under the Stock Plans.
The following tables summarize stock option activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2022	6,471,062	$0.17	7.29
Granted	—	—
Exercised	(163,096)	0.14
Forfeited / canceled	—	—
Balance as of March 31, 2023	6,307,966	$0.17	7.03
Granted	—	—
Exercised	(208,807)	0.15
Forfeited / canceled	(794)	0.14
Balance as of June 30, 2023	6,098,365	$0.17	6.77
Vested and expected to vest at June 30, 2023	6,098,365
During the three and six months ended June 30, 2023, the Company did not grant any stock options. As of June 30, 2023 and December 31, 2022, there were 15,694,899 and 15,728,837 awards, respectively, available for grant under the Stock Plans. As of June 30, 2023 and December 31, 2022 there were 3,651,658 and 3,588,523 exercisable options, respectively. The total intrinsic value of the options exercised was $0.9 million and $1.8 million during the three and six months ended June 30, 2023, respectively, and $5.0 million and $5.7 million during the three and six months ended June 30, 2022, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. The aggregate intrinsic value of options vested and expected to vest at June 30, 2023 and December 31, 2022 were $24.9 million and $28.7 million. As of June 30, 2023 and December 31, 2022, the Company had stock-based compensation of $3.2 million and $4.7 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.2 years and 1.7 years, respectively.
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

The following table summarizes the RSU award and performance-based stock award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2022	6,371,950	$6.24
Granted - RSU awards	163,544	5.15
RSU awards vested and converted to shares	(70,670)	5.39
Forfeited - RSU awards	(50,212)	5.53
Forfeited - performance-based stock awards	(35,625)	5.46
Unvested balance March 31, 2023	6,378,987	$6.22
Granted - RSU awards	387,841	4.14
RSU awards vested and converted to shares	(50,693)	7.01
Forfeited - RSU awards	(118,008)	6.01
Forfeited - performance-based stock awards	(21,150)	5.56
Unvested balance June 30, 2023	6,576,977	$6.10
Expected to vest	4,414,827
The RSU awards, which upon vesting entitle the holder to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $0.2 million and $0.6 million during the three and six months ended June 30, 2023, respectively, and $0.7 million and $0.7 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the performance conditions for the granted performance-based stock awards were not probable of being met, therefore no performance award stock compensation has been recorded. There were no performance-based stock awards vested during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, there were 1,976,725 unvested performance-based awards subject to certain performance criteria for vesting. The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $19.4 million as of June 30, 2023, and will be amortized on a straight-line basis over the remaining vesting periods. Total remaining compensation expense for performance-based stock awards to be recognized will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the three and six months ended June 30, 2023, stock compensation expense of $1.5 million and $3.0 million, respectively, was recognized in general and administrative expenses, and $0.7 million and $1.5 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and six months ended June 30, 2022, stock compensation expense of $1.3 million and $2.0 million, respectively, was recognized in general and administrative expenses, and $0.3 million and $0.5 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss). Total remaining compensation expense to be recognized under the Stock Plans was $22.7 million as of June 30, 2023, and will be amortized on a straight-line basis over the remaining vesting periods of approximately 1.2 years for stock options, 2.3 years for RSU awards and over the requisite service period once considered probable for performance-based stock awards.
17.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision during the three months ended June 30, 2023 of $0.1 million related to foreign withholding taxes on some of its revenue. Other than withholding taxes, there is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was (1.68)% and 3.29% for the three and six months ended June 30, 2023, respectively, and zero for three and six months ended June 30, 2022. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

18.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, warehouse space, and temporary fencing. The operating leases have remaining lease terms of one to eight years. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the Condensed Consolidated Balance Sheets.
19.    Commitments and Contingencies
Commitments
In May 2018, the Company executed the agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. The total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.0 million and $0.2 million during the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.5 million during the three and six months ended June 30, 2022, respectively.
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $35 million. The Company made an advance payment to the counterparty, which is included in the foregoing aggregate total, and the agreement provides for the Company to be fully reimbursed for the advance payment in the form of a discount on conversion services over the term. The agreement gives the Company the right, but not the obligation, to purchase conversion services for an additional quantity of product in 2024 and stipulates a reduction in the take-or-pay commitment under certain circumstances including the counterparty's inability to meet the required product specification. The agreement automatically renews for an additional year unless either party gives advance notice of an intention not to renew. In addition, either party may terminate the agreement in the event of the other party's insolvency or breach of a material term.
In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable €5 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional payment of €7.5 million during first quarter 2023 and may make additional payments depending on the achievement of certain milestones. The total payment is included in other long-term assets. In connection with this license, the Company entered into a conditional offtake agreement under which the licensor will supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three and six months ended June 30, 2023 or 2022.

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
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three and six months ended June 30, 2023 or 2022.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Although the Company cannot predict the outcome of these matters when they arise, in the opinion of management, any liability arising from them will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company. At June 30, 2023 and December 31, 2022, there were no material claims or legal proceedings pending or threatened against the Company.

20.    Basic and Diluted Net Income Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average common shares outstanding during the period, plus the dilutive effect of the stock options and RSU awards, as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders—Basic	$(6,464)	$46,931	$3,305	$54,277
Net income (loss) attributable to common stockholders—Diluted	$(6,464)	$46,931	$3,305	$54,277
Denominator:
Weighted-average common shares outstanding—Basic (1)	139,265,248	137,141,655	139,154,557	136,985,440
Stock options	—	4,889,299	3,730,144	5,010,955
RSU awards	—	164,683	154,734	82,357
Weighted-average common shares outstanding—Diluted (1)	139,265,248	142,195,637	143,039,435	142,078,752
Net income (loss) per share—Basic	$(0.05)	$0.34	$0.02	$0.40
Net income (loss) per share—Diluted	$(0.05)	$0.33	$0.02	$0.38
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares as of June 30, 2023 and 2022.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted earnings per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	1,481,531	1,481,531	1,481,531	1,481,531
Performance-based stock awards	2,162,150	2,610,500	2,162,150	2,610,500
Earnout shares	25,000,000	25,000,000	25,000,000	25,000,000
Sponsor vesting shares	4,500,000	4,500,000	4,500,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	4,616,840	—	—	—
Warrants to purchase common stock	35,476,627	35,476,627	35,476,627	35,476,627
RSU awards	4,416,828	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Origin Materials, Inc. (“the Company”, “Origin”, “we”, “us” and “our”) makes forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.
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
Our technology can convert sustainable feedstocks such as sustainably harvested wood residues, agricultural waste, wood waste and even corrugated cardboard into materials and products that are currently made from fossil feedstocks such as petroleum and natural gas. The ability of our technology to use sustainable feedstocks that are not used in food production differentiates our technology from other sustainable materials companies that are limited to feedstocks used in food production such as vegetable oils or high fructose corn syrup and other sugars.
We believe that products made using Origin’s platform technology at commercial scales can compete directly with petroleum-derived products on both performance and price while being sustainable. Due to abundant and renewable wood supplies that have historically stable pricing, our cost of production when using these feedstocks is expected to be more stable than potential competing platforms that use other types of feedstocks. We believe that end products made using our platform technology and wood feedstocks will have a significant unit cost advantage over products made from other low carbon feedstocks.
We have developed a proprietary platform technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals CMF and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as oils and extractives and other co-products. At commercial scale, our platform technology with wood feedstocks is expected to be able to produce CMF and HTC with a negative carbon footprint. We believe these chemicals can replace petroleum-based inputs, lowering the carbon footprint of a wide range of materials without increasing cost or sacrificing performance.
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
Business Environment and Trends
Our business and financial performance depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory frameworks, and the dynamics of the global trade environment. In addition to any lingering economic impacts of the COVID-19 pandemic, we have observed market uncertainty, bank failures, increasing inflationary pressures, supply constraints and labor shortage in the past few quarters. These market dynamics, which we expect will continue into the foreseeable future, have and may continue to impact our business and financial results, including costs and revenues.
Customer demand for our products remains strong and broad based, with offtake and capacity reservations in excess of $10.0 billion, when our commercial strategy evolved from demand generation to revenue generation and the development of higher margin products. We believe demand for our products is likely to exceed supply for the foreseeable future.
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

Product development progress remains strong. We continue to expand our IP position and engage in developmental activities with technical, strategic, and supply chain partners. We have demonstrated a significant performance milestone in our carbon black program, validating the suitability of our HTC-derived carbon black for automotive tires and mechanical rubber goods. Our carbon black blends were shown to meet or exceed fossil-based N660 performance for these applications and the results suggest they may be used more broadly, as well. With our first commercial plant, Origin 1, which initiated startup in June 2023, we expect our ability to make production samples to increase, further bolstering our ability to advance product development objectives, including through funded joint development programs.
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
Components of Results of Operations
We are in the early stages of recognizing revenue and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.
Revenue
We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment. We generally procure, will produce, and sell product to be utilized in the manufacturing of finished products, for which we recognize revenue upon shipment. Our service contracts generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize revenue as we satisfy the related performance obligations.
Cost of revenue
Cost of revenue consists primarily of cost associated with purchase of raw materials and finished goods. Also, the Company elected to expense the cost related to the service agreements as incurred under ASC topic 606 as the period of benefit is less than one year.
Research and Development Expenses
To date, our research and development expenses have consisted primarily of development of CMF, HTC, levulinic acid, furfural, and oils and extractives, and the conversion of those chemical building blocks into products familiar to and desired by our customers, such as carbon black, furandicarboxylic acid (“FDCA”), polyethylene furanoate (“PEF”), paraxylene (“PX”), polyethylene terephthalate (“PET”), and PETF, which is a PET co-polyester incorporating FDCA and offering performance advantages over traditional PET plastic. Our research and development expenses also include personnel-related costs like stock-based compensation and professional fees, investments associated with the expansion of the Origin 1 plant and planning and construction of the Origin 2 plant, including the material and supplies to support product development and process engineering efforts.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation and professional fees, including, the costs of accounting, audit, legal, regulatory and tax compliance.

Change in Fair Value of Assumed Common Stock Warrants Liability
The change in fair value of assumed common stock warrants liability consists of the change in fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination. We expect to incur incremental income (expenses) for the fair value adjustments for the outstanding assumed common stock warrants liability at the end of each reporting period or through the exercise of the warrants.
Change in Fair Value of Earnout Liability
The change in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Business Combination. We expect to recognize an incremental income (expense) for the fair value adjustments of the outstanding liability at the end of each reporting period.
Other Income (Expenses)
Our other income (expenses) consists of income from governmental grant programs, interest expenses for stockholder convertible notes payable, interest income on marketable securities, and income or expenses related to changes in the fair value of assumed common stock warrants liability, redeemable convertible preferred stock warrants, earnout liability, and derivative assets and liabilities. We expect to incur incremental income (expenses) for the fair value adjustments of these assets and liabilities at the end of each reporting period.
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

Results of Operations
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Six Months Ended June 30,
(in thousands)	2023	2022	Variance $	Variance %
Revenues	$8,602	$—	$8,602	N/A
Cost of revenues (exclusive of depreciation and amortization shown separately below)	7,774	—	7,774	N/A
Operating expenses
Research and development	10,471	4,985	5,486	110%
General and administrative	16,275	10,935	5,340	49%
Depreciation and amortization	635	308	327	106%
Total operating expenses	27,381	16,228	11,153	69%
Loss from operations	(26,553)	(16,228)	(10,325)	64%
Other income (expenses)
Interest income	5,440	3,768	1,672	44%
Interest expenses	(2)	—	(2)	N/A
Gain in fair value of derivative	494	596	(102)	(17)%
Gain in fair value of warrant liability	4,623	17,029	(12,406)	(73)%
Gain in fair value of earnout liability	20,380	48,414	(28,034)	(58)%
Other income (expenses), net	(948)	698	(1,646)	(236)%
Total other income, net	29,987	70,505	(40,518)	(57)%
Net income	$3,434	$54,277	$(50,843)	(94)%
Revenue
Revenue increased $8.6 million during the six months ended June 30, 2023 compared to the same period in 2022. Our revenue is primarily attributed from our product sales. The Company did not recognize any revenue prior to December 31, 2022.
Cost of Revenue
Cost of revenue increased $7.8 million during the six months ended June 30, 2023 compared to the same period in 2022. The increase is primarily attributed to the purchase of finished goods for the Company's supply chain activation program. The Company had no cost of revenues prior to December 31, 2022.
Research and Development Expenses
Research and development expenses increased $5.5 million, or 110%, during the six months ended June 30, 2023 compared to the same period in 2022. The increase is attributed to additional efforts in technical business development, patent advancement, product development and general research, mainly generated from additional headcount and related payroll costs.
General and Administrative Expenses
General and administrative expenses increased $5.3 million, or 49%, during the six months ended June 30, 2023 compared to the same period in 2022. The increase is primarily driven by additional headcount, as well as facilities costs and external professional services related to legal, audit and regulatory compliance.

Interest income
Interest income increased $1.7 million, or 44%, during the six months ended June 30, 2023 compared to the same period in 2022. This increase was related to the overall increase in interest rates and resulting higher yields earned on marketable securities and bank demand deposits.
Change in fair value of derivative, warrant liability, and earnout liability
The Company recognized an aggregate gain related to the fair values of the derivative, the warrant liability, and the earnout liability of $25.5 million during six months ended June 30, 2023 compared to $66.0 million during the same period in 2022. The change in the aggregate fair values decreased $40.5 million during six months ended June 30, 2023. The decrease in fair value of earnout liability of $28.0 million is the result of revaluation, with changes in the fair value recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The $12.4 million decrease in fair value of warrant liability is the result of a decrease in the value of the warrants. The movement in these instruments’ fair values are driven by the value of the Company’s stock price. The changes in derivative liabilities were due to a $0.1 million decrease in fair value associated with our foreign exchange sales.
Other income (expenses), net
Other income (expenses), net change $1.6 million, or 236%, during the six months ended June 30, 2023 compared to the same period in 2022. The change in other income (expenses), net was mainly related to the realized loss from the sale of marketable securities.

Comparison of the Three months ended June 30, and 2022
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Three Months Ended June 30,
(in thousands)	2023	2022	Variance $	Variance %
Revenues	$6,898	$—	$6,898	N/A
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,814	—	6,814	N/A
Operating expenses
Research and development	5,396	2,649	2,747	104%
General and administrative	8,619	5,864	2,755	47%
Depreciation and amortization	347	160	187	117%
Total operating expenses	14,362	8,673	5,689	66%
Loss from operations	(14,278)	(8,673)	(5,605)	65%
Other income (expenses)
Interest income	2,426	1,936	490	25%
Interest expense	(2)	—	(2)	N/A
(Loss) gain in fair value of derivative	(266)	1,430	(1,696)	(119)%
(Loss) gain in fair value of warrant liability	(2,143)	18,803	(20,946)	(111)%
Gain in fair value of earnout liability	7,508	33,188	(25,680)	(77)%
Other income, net	420	247	173	70%
Total other income, net	7,943	55,604	(47,661)	(86)%
Net (loss) income	$(6,335)	$46,931	$(53,266)	(113)%

Revenue
Revenue increased $6.9 million during the three months ended June 30, 2023 compared to the same period in 2022. Our revenue is primarily attributed from our product sales. The Company did not recognize any revenue prior to December 31, 2022.
Cost of Revenue
Cost of revenue increased $6.8 million during the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily attributed to the purchase of finished goods for the Company's supply chain activation program. The Company had no cost of revenues prior to December 31, 2022.
Research and Development Expenses
Research and development expenses increased $2.7 million, or 104%, during the three months ended June 30, 2023 compared to the same period in 2022. The increase is attributed to additional efforts in technical business development, patent advancement, product development and general research, mainly generated from additional headcount and related payroll costs.
General and Administrative Expenses
General and administrative expenses increased $2.8 million, or 47%, during the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily driven by additional headcount, as well as facilities costs and external professional services related to legal, audit and regulatory compliance.
Change in fair value of derivative, warrant liability, and earnout liability
The Company recognized an aggregate gain related to the fair values of the derivative, the warrant liability, and the earnout liability of $5.1 million during the three months ended June 30, 2023 compared to $53.4 million during the same period in 2022. The change in the aggregate fair values decreased $48.3 million during the three months ended June 30, 2023. The decreased in fair value of earnout liability of $25.7 million is the result of revaluation, with changes in the fair value recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The $20.9 million decreased in fair value of warrant liability is a decrease in the value of the warrants. The movement in these instruments’ fair values are driven by the value of the Company’s stock price. The changes in derivative liabilities were due to a $1.7 million decreased in fair value associated with our foreign exchange sales.
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

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest income, (iv) interest expense, (v) change in fair value of derivative, (vi) change in fair value of warrants liability, (vii) change in fair value of earnout liability, and (viii) other (income) expenses, net.

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$(6,464)	$46,931	$3,305	$54,277
Stock based compensation	2,405	1,656	4,651	2,573
Depreciation and amortization	347	160	635	308
Interest income	(2,426)	(1,936)	(5,440)	(3,768)
Interest expense	2	—	2	—
(Gain) loss in fair value of derivatives	266	(1,430)	(494)	(596)
(Gain) loss in fair value of warrants liability	2,143	(18,803)	(4,623)	(17,029)
Gain in fair value of earnout liability	(7,508)	(33,188)	(20,380)	(48,414)
Other (income) expenses, net	(420)	(247)	948	(698)
Adjusted EBITDA	$(11,655)	$(6,857)	$(21,396)	$(13,347)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. Origin had $218.2 million in cash, cash equivalents, restricted cash, and marketable securities as of June 30, 2023. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
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

Indebtedness
As of June 30, 2023 and December 31, 2022, we had $7.3 million and $7.2 million, respectively, of indebtedness under a Canadian government program, of which zero was received during the three and six months ended June 30, 2023, and 2022. Additionally, as of June 30, 2023, we had liability balances consisting of $5.9 million of which $5.2 million is notes payable with unpaid accrued interest of $0.7 million recorded in other liabilities, long-term, $5.5 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term. As of December 31, 2022, we had liability balances consisting of $5.8 million notes payable with unpaid accrued interest, $5.4 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the note. At June 30, 2023 and December 31, 2022, the total aggregate principal amount of debt outstanding was $5.2 million and accrued interest totaled $0.7 million and $0.6 million, respectively.
Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month London Interbank Offered Rate (“LIBOR”) plus 0.25% (5.31% at June 30, 2023) and matures five years from the commercial operation date of Origin 1. At June 30, 2023 and December 31, 2022 the total principal outstanding was $5.1 million plus accrued interest of $0.4 million and $0.3 million, respectively.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At June 30, 2023 and December 31, 2022, the total amount outstanding on this agreement was $2.5 million.

Cash Flows for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The following table shows a summary of cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(35,634)	$(3,032)
Net cash (used in) provided by investing activities	(7,048)	38,663
Net cash provided by financing activities	55	268
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	292	(3,480)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(42,335)	$32,419
Cash Used in Operating Activities
Net cash used in operating activities was $35.6 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $3.0 million over the same period in 2022. The increase in cash used in operating activities was primarily attributable to an additional deposit of $7.9 million included in other long-term assets during first quarter 2023 towards securing a license to technologies that can be used to produce high margin downstream products using our intermediate products as feedstock. In addition, there was an increase of $9.4 million in accounts receivable that was primarily associated with our revenue and other receivables. Furthermore, there was an advance payment of $4.2 million related to a tolling agreement with a manufacturing company to chemically convert the materials from Origin 1, and the total payment will be fully reimbursed through a discount of the conversion fee from the manufacturing company.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $7.0 million for the six months ended June 30, 2023, compared to net cash provided by investing activities of $38.7 million over the same period in 2022. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment, purchase of intangible asset and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to decrease substantially in the near future as we complete Origin 1, though will increase again well as we acquire the property, plant and equipment for Origin 2. The change was primarily related to the increased purchase in property, plant and equipment of $47.2 million and increased net purchase in marketable securities of $29.1 million which was offset by the increase in maturities of marketable securities of $30.6 million.
The Company continues to increase activity related to the construction of Origin 1 and Origin 2, which is the main driver of the variation in cash used in investing activities between the two periods.
Material Cash Requirements from Known Contractual Obligations
Our material cash requirements from known contractual obligations as of June 30, 2023, consisted of:
•The total cost of Origin 1, our initial plant, in the start-up process in Sarnia, Ontario, Canada and Origin 2, which is currently in the front end engineering and design phase. These costs, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements which have not yet been secured, until such time as Origin 2 is operational.
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. The lease liabilities of $0.6 million is short term and the remaining $2.0 million million is related to long-term.

•In the near-term, the Company also expects to make payments related to the repayment agreement associated with the legacy stockholder note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 11- Notes Payable to the unaudited condensed consolidated financial statements in this Report.
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
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents and marketable securities of $217.7 million and $323.3 million, respectively, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries' functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Certain marketable debt securities may be denominated in foreign currencies. At June 30, 2023, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair values recorded to our condensed consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation, and we may be unable to timely obtain permits and regulatory approvals necessary for our operations and products, which could prevent us from operating when, how, and where we intend and harming our business.
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
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Substantially all of our net losses since inception have resulted from our plant construction, research and development, and general and administrative costs associated with our operations. We have only recently begun generating revenue, and we expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we do not expect to reach commercial scale production for several years and challenges with the design, construction, funding, and labor and equipment supply for our plants may further delay this timeline. Even if we are able to commercialize our products and generate revenue from product sales, we may not become profitable for many years, if at all.
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
We expect to need substantial additional project financing and government incentives in order to execute our growth strategy and expand our manufacturing capability. We have not yet secured such project financing and government incentives, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future plants may depend in part on our ability to first enter into customer agreements sufficient to demonstrate sufficient demand to justify the construction of such plants. If we are unable to obtain such financing and government incentives, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
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
We are required to maintain compliance with non-financial and other covenants under our debt and similar agreements. There are and will be operating or financial restrictions and covenants in certain of our debt and similar agreements, including the promissory notes and prepayment agreements we are party to, as well as certain other agreements to which we are or may become a party. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances and sell assets. These covenants could limit our ability to engage in activities that may be in our best long-term interests. Our failure to comply with certain covenants in these agreements could result in an event of default under the various debt and similar agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under such circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
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
Our projected financial performance and results of operations, including our ability to achieve commercial scale production, depend on our ability to construct several commercial scale plants. In particular, except for Origin 2, subject to finalization of economic incentives, we have not selected a site for any of our future planned plants, and may have difficulty finding a site with appropriate infrastructure and access to raw materials. With respect to these future plants, we also do not have agreements with engineering, procurement or construction firms. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants. If we are unable to construct these plants within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our plants, a stoppage of construction as a result of health epidemics, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, which is a major supplier of certain metals such as nickel used in materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, and issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted.
The construction and commissioning of any new project is dependent on a number of contingencies some of which are beyond our control. There is a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed project site conditions, including subsurface conditions and changes to such conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, inadequate contractual arrangements, or design changes and associated or additional technical development work related, for example, to new or different process steps or product streams, or changes in the scale of equipment or operations. Should these or other significant unanticipated costs or delays arise, this could have a material adverse impact on our business, financial performance and operations. No assurance can be given that construction will be completed on time or at all, or as to whether we will have sufficient funds available to complete construction.
We plan to rely on a limited number of plants as our primary sources of revenue and to meet customer demand.
Our operating plan assumes that we will rely on a limited number of plants to meet customer demand and that these plants will supply most of our products until additional plants come online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our plant equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, trade wars and sanctions (such as those imposed against Russia following its military intervention in Ukraine), or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We may be delayed in procuring or unable to procure necessary capital equipment.
While much of the equipment we use to produce our products is currently widely available, we rely on outside companies to continue to manufacture the equipment necessary to produce our products. In addition, some equipment we use to produce our products requires significant lead time to manufacture. If our suppliers of capital equipment are unable or unwilling to provide us with necessary capital equipment to manufacture our products or if we experience significant delays in obtaining the necessary manufacturing equipment, our business, results of operations and financial condition could be adversely affected. The construction of our plants may also require a substantial portion of certain materials and supplies relative to the overall global supply of such materials and supplies. If we are unable to secure an adequate supply of such materials and supplies on commercially reasonable terms, or at all, the construction of our plants may be delayed or terminated.
We have not produced our products in large commercial quantities.
We have no experience in producing large quantities of our products. While we have succeeded in producing small amounts of our products in our pilot plants for customer trials and testing purposes, we have not yet commenced large-scale production. There are significant technological and logistical challenges associated with producing, marketing, selling and distributing products in the specialty chemicals industry, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully build and operate our additional planned facilities and to scale up to larger facilities, we may not be able to cost-effectively manage such construction and operation at a scale or quality consistent with customer demand in a timely or economical manner.
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
We currently have offtake and capacity reservation agreements with a limited number of customers, from which we expect to generate most of our revenues in the near future. The loss of one or more of our significant customers, a substantial reduction in their orders, their failure to exercise customer options to enter into new offtake agreements or purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, including liquidated damages in certain instances, which could harm our business.
Our offtake agreements with certain customers include termination, liquidated damages and/or advance repayment provisions that may be triggered if we fail to timely complete plant construction or commence our commercial operations.
Our offtake agreements with certain customers allow those customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under one of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. These milestones were deferred to 2023 in order to facilitate the negotiation of an amendment to the agreement, including the milestone achievement dates. As of the date hereof, the negotiation is ongoing. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.5 million and $5.4 million as of June 30, 2023 and December 31, 2022, respectively.

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
•our ability to timely obtain necessary regulatory approvals for our products;
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
Our commercial success may be influenced by the cost of our products relative to petroleum-based products. The cost of petroleum-based products is in part based on the price of petroleum, which is subject to historically fluctuating prices. Our production plans assume use of biomass feedstocks such as timber and forest residues, which historically have experienced low volatility relative to petroleum. If the price of bio-based feedstocks increases and/or the price of petroleum decreases, our products may be less competitive relative to petroleum-based products. A material decrease in the cost of conventional petroleum-based products may require a reduction in the prices of our products for them to remain attractive in the marketplace and may negatively impact our revenues.

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
Our technology is designed to use biomass such as local timber and forest residues as raw materials. The cost of these raw materials is generally influenced by supply and demand factors, and our operating plans include assumptions that the timber and forest residues we intend to use as feedstock will be available at prices similar to historic levels with low volatility. As we continue to expand our production, we will increase our demand for timber and forest residues which may alter the anticipated stability in the costs of our raw materials and potentially drive an increase in the cost of such raw materials.
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
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for conversion of our chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications. We have not yet secured agreements with our preferred (or the only) supplier of some of these inputs, equipment, and services, and we may be unable to do so on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine.
Finding substitute suppliers and service providers, to the extent they exist, may be expensive, time-consuming, or impossible and could interrupt or delay the supply of our products causing us to lose revenue and potentially harm our customer relationships or reputation and expose us to contractual remedies under our supply agreements. To the extent we do not have firm commitments from our third-party suppliers or service providers for a specific time period or capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers, which could make that capacity unavailable to us when needed or at reasonable prices and prevent us from delivering our products on time or at all. For instance, if we are unable to timely obtain conversion services for some of our intermediates, those intermediates may need to be stored for extended periods and could degrade or become unusable, forcing us to dispose of the intermediates and/or replace them at additional cost. Any of these occurrences could adversely affect our supply chain and cause serious harm to our business.
Our manufacturing processes are designed to use biomass such as local timber and forest residues as our preferred raw materials. However, we may be unable to secure agreements with local suppliers for the necessary amount of raw materials in certain circumstances. Additionally, if our suppliers do not accurately forecast and effectively allocate sufficient materials to us or if they are not willing to allocate sufficient supplies to us, it may reduce our access to raw materials needed for our manufacturing and require us to search for new suppliers. The unavailability of any raw materials could result in production delays, idle manufacturing facilities, product design changes and loss of access to important residues supporting our production, as well as impact our capacity to fulfill our obligations under our offtake agreements. In addition, unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, epidemics or pandemics, trade and shipping disruptions, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational.
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
We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:
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
Changing weather patterns and the increase in frequency of severe storms such as hurricanes and tornadoes could cause disruptions or the complete loss of our facilities or delay the construction of future facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. Climate change may also negatively impact our labor force by, for example, reducing the hours during which construction or other outdoor work can be performed safely in extreme hit or under conditions of poor air quality. In addition, climate change may negatively impact the availability of our feedstock, for example, by increasing the prevalence of certain pests harmful to the growth or quality of the biomass we use in our processes. The effects of climate change can not only adversely impact our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations and financial condition.
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
Our expansion model is global and we will need to source feedstock and supplies from suppliers around the world. In particular, our manufacturing process uses local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, pandemics such as COVID-19 may result in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
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

As a public company, we are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for our annual reports on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by management in our internal control over financial reporting. Our independent registered public accounting firm is also required to audit the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K to be filed with the SEC. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
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
In the future, we may incur debt or issue equity ranking senior to our Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Common Stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our Common Stock and be dilutive to existing stockholders.
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
As of June 30, 2023 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 EIP Plan and the ESPP, we may issue an aggregate of up to 34,401,760 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Joshua Lee, General Counsel, entered into a pre-arranged stock trading plan on June 15, 2023. Mr. Lee’s plan provides for the sale of up to 30,253 shares of the Company’s common stock between November 10, 2023 and December 31, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
3.3	Amendment No. 2 to Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated May 10, 2023.	10-Q	001-39378	3.3	May 10, 2023
3.4	Transition, Separation and Advisory Agreement between the Company and Nate Whaley dated June 14, 2023	8-K	001-39378	NA	June 13, 2023
10.1	Danone_Origin_Offtake Amendment 2	10-Q	001-39378	10.1	August 9, 2023

10.2	First Amendment to Lease for 930 Riverside Parkway, Suite 40-60, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Micromidas, Inc., dated August 1, 2023	10-Q	001-39378	10.2	August 9, 2023
10.3	First Amendment to Lease for 930 Riverside Parkway, Suite 70, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Micromidas, Inc., dated August 1, 2023	10-Q	001-39378	10.3	August 9, 2023
10.4	Second Amendment to Lease for 930 Riverside Parkway, Suite 10-30, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Micromidas, Inc., dated August 1, 2023	10-Q	001-39378	10.4	August 9, 2023
10.5	Fifth Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Micromidas, Inc., dated August 1, 2023	10-Q	001-39378	10.5	August 9, 2023
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: August 9, 2023	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: August 9, 2023	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: August 9, 2023	By:	/s/ Nate Whaley
Nate Whaley
Chief Financial Officer