Form 10-Q
period 2023-09-30
Origin Materials, Inc.
filed 2023-11-09
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 144,279,207, as of November 6, 2023.

1

ORIGIN MATERIALS, INC.
WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, which can be found at https://investors.originmaterials.com/, as well as press releases, SEC filings, and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

Origin X (f/k/a Twitter) Account (https://twitter.com/OriginMaterials)
Origin LinkedIn Page (https://www.linkedin.com/company/origin-materials)
Origin Facebook Page (https://www.facebook.com/people/Origin-Materials/100057468488825)

These channels may be updated from time to time on Origin’s investor relations website. The information we post through these channels may be deemed material. Accordingly, investors should monitor them in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q.

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$66,106	$107,858
Restricted cash	—	490
Marketable securities	123,430	215,464
Accounts receivable	10,625	—
Other receivables	1,852	4,346
Inventory	821	—
Derivative asset	277	—
Prepaid expenses and other current assets	6,041	3,341
Total current assets	209,152	331,499

Property, plant, and equipment, net	234,117	154,183
Operating lease right-of-use asset	4,610	2,779
Intangible assets, net	129	160
Other long-term assets	23,033	5,079
Total assets	$471,041	$493,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,991	$10,384
Accrued expenses	7,071	8,414
Operating lease liability, current	404	619
Deferred income	1,374	—
Other liabilities, current	2,896	51
Derivative liability	—	344
Total current liabilities	16,736	19,812

Earnout liability	3,629	42,533
Canadian Government Research and Development Program liability	7,169	7,185
Assumed common stock warrants liability	3,434	30,872
Notes payable	3,459	5,847
Operating lease liability	4,270	2,249
Other liabilities, long-term	8,257	8,297
Total liabilities	46,954	116,795

Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 144,198,529 and 143,034,225, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (including 4,500,000 Sponsor Vesting Shares)	14	14
Additional paid-in capital	380,295	371,072
Retained earnings	56,008	21,772
Accumulated other comprehensive loss	(12,230)	(15,953)
Total stockholders’ equity	424,087	376,905
Total liabilities and stockholders’ equity	$471,041	$493,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$7,140	$—	$15,742	$—
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,340	—	14,114	—
Operating expenses
Research and development	4,927	3,732	15,398	8,717
General and administrative	7,633	5,834	23,908	16,769
Depreciation and amortization	386	180	1,021	488
Total operating expenses	12,946	9,746	40,327	25,974
Loss from operations	(12,146)	(9,746)	(38,699)	(25,974)
Other income (expenses)
Interest income (expenses)	(1,130)	2,309	4,308	6,077
Gain in fair value of derivatives	126	1,129	620	1,725
Gain (loss) in fair value of warrants liability	22,815	(1,419)	27,438	15,610
Gain in fair value of earnout liability	18,757	15,147	39,137	63,561
Other income, net	2,603	879	1,655	1,577
Total other income, net	43,171	18,045	73,158	88,550
Net income before income tax expenses	31,025	8,299	34,459	62,576
Income tax expenses	(94)	—	(223)	—
Net income	$30,931	$8,299	$34,236	$62,576
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax	$1,593	$(1,403)	$4,507	$(10,783)
Foreign currency translation adjustment, net of tax	(4,176)	(7,253)	(784)	(8,061)
Total comprehensive income (loss)	$28,348	$(357)	$37,959	$43,732
Net income per share, basic	$0.22	$0.06	$0.25	$0.46
Net income per share, diluted	$0.22	$0.06	$0.24	$0.44
Weighted-average common shares outstanding, basic	139,806,045	138,061,829	139,374,106	137,348,180
Weighted-average common shares outstanding, diluted	142,703,550	142,197,014	142,872,174	142,134,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
Three Months Ended September 30, 2022	Shares	Amount
Balance at June 30, 2022	142,378,934	$14	$364,853	$(2,520)	$(11,439)	$350,908
Common stock issued upon exercise of stock options	325,001	—	103	—	—	103
Stock-based compensation	—	—	1,376	—	—	1,376
Net income	—	—	—	8,299	—	8,299
Other comprehensive loss	—	—	—	—	(8,656)	(8,656)
Balance at September 30, 2022	142,703,935	$14	$366,332	$5,779	$(20,095)	$352,030

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
Nine Months Ended September 30, 2022	Shares	Amount
Balance at December 31, 2021	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
Common stock issued upon exercise of stock options	1,269,717	(2)	374	—	—	372
Vested common stock awards	132,649	—	—	—	—	—
Stock-based compensation	—	—	4,416	—	—	4,416
Net income	—	—	—	62,576	—	62,576
Other comprehensive loss	—	—	—	—	(18,844)	(18,844)
Balance at September 30, 2022	142,703,935	$14	$366,332	$5,779	$(20,095)	$352,030

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Three Months Ended September 30, 2023	Shares	Amount
Balance at June 30, 2023	143,498,724	$14	$377,059	$25,077	$(9,647)	$392,503
Common stock issued upon exercise of stock options	582,240	—	90	—	—	90
Vested common stock awards	117,565	—	—	—	—	—
Stock-based compensation	—	—	3,146	—	—	3,146
Net income	—	—	—	30,931	—	30,931
Other comprehensive loss	—	—	—	—	(2,583)	(2,583)
Balance at September 30, 2023	144,198,529	$14	$380,295	$56,008	$(12,230)	$424,087

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Nine Months Ended September 30, 2023	Shares	Amount
Balance at December 31, 2022	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905
Common stock issued upon exercise of stock options	954,143	—	144	—	—	144
Vested common stock awards	210,161	—	—	—	—	—
Stock-based compensation	—	—	9,079	—	—	9,079
Net income	—	—	—	34,236	—	34,236
Other comprehensive income	—	—	—	—	3,723	3,723
Balance at September 30, 2023	144,198,529	$14	$380,295	$56,008	$(12,230)	$424,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$34,236	$62,576
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,055	488
Amortization on right-of-use asset	458	423
Stock-based compensation	7,031	3,719
Realized gain of marketable securities	(1,706)	—
Amortization premium and discount of marketable securities, net	3,701	—
Change in fair value of derivatives	(620)	(1,725)
Change in fair value of common stock warrants liability	(27,438)	(15,610)
Change in fair value of earnout liability	(39,137)	(63,561)
Change in fair value of incremental acquisition fee accrual	—	(35)
Changes in operating assets and liabilities:
Receivables	(8,130)	(926)
Inventory	(821)	—
Prepaid expenses and other current assets	(2,703)	(1,464)
Other long-term assets	(17,954)	(5,019)
Accounts payable	2,819	5,195
Accrued expenses	1,707	4,380
Operating lease liability	(529)	(338)
Deferred income	1,374	—
Other liabilities, current	2,846	2,214
Other liabilities, long-term	(2,636)	221
Net cash used in operating activities	(46,447)	(9,462)
Cash flows from investing activities
Purchases of property, plant, and equipment, net of grants	(90,113)	(57,825)
Purchases of marketable securities	(3,092,218)	(2,584,027)
Sales of marketable securities	3,057,700	2,587,649
Maturities of marketable securities	129,081	124,319
Capitalized interest on plant construction	—	(133)
Net cash provided by investing activities	4,450	69,983
Cash flows from financing activities
Proceeds from exercise of stock options	145	371
Net cash provided by financing activities	145	371
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(390)	(4,549)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(42,242)	56,343
Cash and cash equivalents, and restricted cash, beginning of the period	108,348	47,127
Cash and cash equivalents, and restricted cash, end of the period	$66,106	$103,470
Supplemental disclosure for non-cash transactions
Operating lease right-of-use asset obtained in exchange for lease obligations	$2,302	$1,710
Stock-based compensation capitalized into property, plant, and equipment	$2,048	$697
Purchases of property, plant, and equipment included in accounts payable and accrued expenses and capitalized interest	$6,182	$—
Cash paid during the period:
Income taxes payment	$129	$—

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
On June 27, 2023, the Company began startup of its “Origin 1” facility, the world’s first commercial chloromethylfurfural (“CMF”) plant, located in Sarnia, Ontario. The Company is also currently in the planning phase for the construction of “Origin 2,” its significantly larger manufacturing plant located in Geismar, Louisiana.
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
2.Risks and Liquidity
The Company believes that its $189.5 million of cash and cash equivalents, and marketable securities as of September 30, 2023 will enable it to fund its planned operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic and geopolitical factors in the United States and globally, including the supply chain environment, inflationary pressure, higher interest rates, instability in the global financial markets, significant disruptions in the global markets as a result of the conflict between Russia and Ukraine and or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, labor shortages, the introduction of or changes in tariffs, trade barriers, or regulatory requirements, and uncertain or reduced demand, as well as the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the interim Condensed Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and the notes to such interim condensed consolidated financial statements are unaudited.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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

The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At September 30, 2023 and December 31, 2022, the escrow account had a balance of $0.0 million and $0.3 million, respectively. On June 25, 2023, the Company began startup of the Origin 1 facility. Therefore, those funds are no longer restricted and have been released.
The Company had a standby letter of credit, whereby the funds were used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matured and automatically renewed in October of each year. At September 30, 2023 and December 31, 2022, the standby letter of credit was $0.0 million and $0.2 million, respectively. On June 25, 2023, the Company began startup of the Origin 1 facility. Therefore, those funds are no longer restricted and have been released.
Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$66,106	$107,858
Restricted cash	—	490
Total cash, cash equivalents, and restricted cash	$66,106	$108,348
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of operations and comprehensive income (loss) until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income, net on the condensed consolidated statements of operations and comprehensive income (loss), and any remaining unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated statements of stockholders’ equity and accumulated other comprehensive loss. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of interest income (expenses) within other income (expenses).
The nature of these financial instruments includes instruments for which quoted prices are available but traded less frequently, instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Level 2 financial instruments include agency mortgage-backed securities, corporate fixed income securities infrequently traded, and other securities, which primarily consist of sovereign debt, U.S. government agency securities, loans, and state and municipal securities.
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

Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized in the change in fair value of derivatives within other income (expenses). While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties. The notional amount of foreign currency derivative contracts as of September 30, 2023 and December 31, 2022 was $13.0 million and $21.2 million, respectively.
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
Accounts Receivable
We record accounts receivable at the stated amount of the transactions with our customers, and we do not charge interest. The allowance for credit losses, known as the Current Expected Credit Losses ("CECL") model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. As of September 30, 2023, we do not have any allowance for credit losses.
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax (“HST”) and goods and services tax (“GST”) for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.
AgriScience Grant
In January 2019, the Company entered into an agreement in which it will participate in the AgriScience Program Cluster Component grant through the Canadian Agricultural Partnership, whereby the Company will receive reimbursements for eligible expenditures up to approximately $1.8 million (in Canadian dollars) incurred through March 2023. Grants are received through reimbursements from the Canadian government and recognized, upon completion of scope of services on a quarterly basis. Grants are recognized as a reduction of property, plant, and equipment or expenses based on the nature of the cost the grant is reimbursing. The Company received zero and $0.1 million during the three and nine months ended September 30, 2023, respectively, and $0.4 million during the three and nine months ended September 30, 2022 in grants, recorded in other income, net. The Company is not entitled to any further grants under this AgriScience Program.

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
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the respective assets. Depreciation normally begins when assets are ready for its intended use. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term. Major additions and improvements are capitalized, while replacements, repairs, and maintenance that do not extend the life of an asset are charged to operations. We depreciate plants over a maximum life of 40 years and plant improvements over the shorter of the asset life or remaining useful life of the plants structure using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation or amortization are removed from the accounts. Costs incurred to acquire, construct or install property, plant, and equipment during the construction stage of a capital project and costs capitalized in conjunction with major improvements that have not yet been placed in service are recorded as construction in progress, and accordingly are not currently being depreciated. The Company capitalizes interest cost incurred on funds used to construct property, plant and equipment. The estimated useful lives of assets are as follows:

Computer and other equipment	3 years
Pilot plant	5 years
Machinery and equipment	5 years
Leasehold improvements	1-5 years
Plants and improvements	20-40 years
Intangible Assets
Intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from 7 to 15 years. The cost of servicing the Company’s patents is expensed as incurred. Upon retirement or sale, the cost of intangible assets is disposed of and the related accumulated amortization is removed from the accounts. The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of September 30, 2023, no impairment was identified.
Assumed Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants” or “Warrants”) upon the Business Combination, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of September 30, 2023, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

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
Revenue Recognition
The Company began to recognize revenue in 2023. Our revenues are from product sales and service agreements. The majority of our contracts with customers typically contain multiple products and services. We account for individual products and services separately if they are distinct—that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
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
In general, we recognize revenue when, or as, our performance obligations under the terms of a contract with our customer are satisfied. For product sales, this happens when we transfer control of our products and risk of loss to the customer or when title passes upon shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company recognizes its revenue from direct product sales which is recognized at a point in time when the performance obligation is satisfied upon delivery of the product.
For service agreements, sometimes the timing of revenue recognition may differ between the timing of satisfying performance obligations and payment by customers. The Company records a receivable prior to payment if there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records contract liability (deferred income) until the performance obligations are satisfied.
Revenue is recorded in an amount that reflects that consideration we expect to be entitled to in exchange for those goods or services. We have elected to treat shipping and handling activities as fulfillment costs.
Cost of revenue
Cost of revenue for product sales consists primarily of cost associated with the purchase of finished goods. Cost of revenue for service agreements is based on the actual cost incurred which mainly consists of the direct cost from vendors and overhead costs such as payroll and benefit related to our employees who provide the services to customers.
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for non-monetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. These amounts are included in other income, net, of the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Reclassifications
Certain amounts on the balance sheet in prior periods have been condensed to conform with the current presentation for the nine months ended September 30, 2023.
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
As of September 30, 2023 and December 31, 2022, the Company had $189.4 million and $157.2 million, respectively, of assets located outside of the United States.
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
The Company received payment precedes the provision of the related services. Therefore, the Company records deferred income of $1.4 million and zero as of September 30, 2023 and December 31, 2022, respectively, and then recognize revenue when the performance obligations are satisfied.
The Company recognized $7.1 million and $15.7 million revenue during the three and nine months ended September 30, 2023 with no revenues recognized in the prior periods in 2022.
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
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.
6.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$66,106	$—	$—	$66,106
Marketable securities	—	123,430	—	123,430
Derivative asset	—	277	—	277
Total fair value	$66,106	$123,707	$—	$189,813
Liabilities:
Assumed common stock warrants (Public)	$2,338	$—	$—	$2,338
Assumed common stock warrants (Private Placement)	—	1,096	—	1,096
Earnout liability	—	—	3,629	3,629
Total fair value	$2,338	$1,096	$3,629	$7,063

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$108,348	$—	$—	$108,348
Marketable securities	—	215,464	—	215,464
Total fair value	$108,348	$215,464	$—	$323,812
Liabilities:
Assumed common stock warrants (Public)	$21,015	$—	$—	$21,015
Assumed common stock warrants (Private Placement)	—	9,856	—	9,856
Earnout liability	—	—	42,533	42,533
Derivative liability	—	344	—	344
Total fair value	$21,015	$10,200	$42,533	$73,748

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
The value of the Earnout liability (Note 13) is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market. A gain of $18.8 million and $39.1 million during the three and nine months ended September 30, 2023, respectively, and a gain of $15.1 million and $63.6 million during the three and nine months ended September 30, 2022, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in the change in fair value of earnout liability.
As of September 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred income approximate their respective fair values due to their short-term nature.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$49,865	$78	$(1,876)	$48,067
Asset-backed securities	59,709	37	(2,919)	56,827
U.S. government and agency securities	18,705	—	(492)	18,213
Foreign government and agency securities	373	—	(50)	323
Total marketable securities	$128,652	$115	$(5,337)	$123,430

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,568	$38	$—	$17,606
Corporate bonds	115,134	—	(4,923)	110,211
Asset-backed securities	70,825	8	(3,885)	66,948
U.S. government and agency securities	19,308	—	(917)	18,391
Foreign government and agency securities	375	—	(37)	338
Municipal/provincial bonds and other	2,000	—	(30)	1,970
Total marketable securities	$225,210	$46	$(9,792)	$215,464
The realized gains and losses are included in other income, net on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
We sold marketable securities for proceeds of $3,057.7 million and $2,587.6 million during the nine months ended September 30, 2023 and 2022, respectively. As a result of those sales, we realized a gain of $1.7 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively, and a gain of $2.4 million and $1.8 million during the three months ended September 30, 2023 and 2022, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $111.1 million and $193.5 million as of September 30, 2023 and December 31, 2022, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of September 30, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$39,120	$8,947	$—	$48,067
Asset-backed securities	556	1,525	54,746	56,827
U.S. government and agency securities	7,945	7,610	2,658	18,213
Foreign government and agency securities	—	323	—	323
Total marketable securities	$47,621	$18,405	$57,404	$123,430

	As of December 31, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$17,606	$—	$—	$17,606
Corporate bonds	74,797	35,414	—	110,211
Asset-backed securities	1,907	4,833	60,207	66,947
U.S. government and agency securities	7,719	7,480	3,192	18,391
Foreign government and agency securities	—	338	—	338
Municipal/provincial bonds and other	1,971	—	—	1,971
Total marketable securities	$104,000	$48,065	$63,399	$215,464
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a net gain of $0.1 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, and a net gain of $1.1 million and $1.7 million during the three and nine months ended September 30, 2022, respectively, on the fair value adjustment of the foreign currency derivative contracts.
7.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Land	$11,335	$11,358
Pilot plant	4,766	4,599
Lab equipment	3,291	2,526
Machinery and equipment	1,079	948
Computer and other equipment	1,478	598
Construction in process	217,876	138,847
Total	239,825	158,876
Less accumulated depreciation and amortization	(5,708)	(4,693)
Total property, plant, and equipment, net	$234,117	$154,183

The depreciation expense totaled $0.4 million and $1.0 million during the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2022, respectively.
At September 30, 2023 and December 31, 2022, the Company capitalized $1.5 million and $1.1 million, respectively, of interest cost into Origin 1. At September 30, 2023 and December 31, 2022, the Company capitalized $3.9 million and $1.9 million, respectively, of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended use. At September 30, 2023 and December 31, 2022, a cumulative translation adjustment of $0.3 million and $3.0 million, respectively, is included in total property, plant, and equipment as a result of foreign currency transaction gains and losses.
8.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Patents	$403	$404
Less accumulated amortization	(274)	(244)
Total intangible assets	$129	$160
The weighted average remaining useful life of the patents was 3.7 years. For the three and nine months ended September 30, 2023 and 2022, amortization expense was immaterial.
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
In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of September 30, 2023, the Legacy Origin Series C Investor had not invested any funds in the consortium.
In 2020, an additional counterparty was added to the consortium agreement. The funds received under the consortium agreement were recorded in prior periods as other income, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and nine months ended September 30, 2023 and 2022, the Company did not receive any funds under the consortium agreement.
10.Inventory
Inventory balances consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Finished goods	$152	$—
Raw materials	669	—
Total	$821	$—

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
Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to one of these Offtake Agreements, which Legacy Origin entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the customer amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the customer further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the customer to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At September 30, 2023 the total note principal outstanding was $5.2 million of which $3.5 million was included in notes payable and $1.7 million note principal with outstanding accrued interest of $0.8 million was included in other liabilities, current. At December 31, 2022, the note principal balance was $5.2 million with outstanding accrued interest of $0.6 million. In addition, the amendment reflected the customer’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
12.Other Liabilities, Long-term
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At September 30, 2023 and December 31, 2022, the total amount outstanding on this agreement was $2.5 million.
Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 is never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.52% at September 30, 2023) and matures five years from the commercial operation date of Origin 1, which is defined by the plant's actual production of a certain volume of product as well as its capacity to produce a certain annual volume of product. At September 30, 2023 and December 31, 2022, the total principal outstanding was $5.1 million and accrued interest outstanding was $0.5 million and $0.3 million, respectively.

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
The Company evaluated the Earnout Liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company recorded these instruments as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 97%, and interest rate of 4.75%. The balance of the earnout liability was $3.6 million and $42.5 million at September 30, 2023 and December 31, 2022, respectively. A gain of $18.8 million and $39.1 million during the three and nine months ended September 30, 2023, respectively, and a gain of $15.1 million and $63.6 million during the three and nine months ended September 30, 2022, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in the change in fair value of earnout liability.
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

The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company recorded a liability for the amount received of $7.2 million at September 30, 2023 and December 31, 2022, on the Condensed Consolidated Balance Sheets in Canadian government research and development program liability.
15.Assumed Common Stock Warrants
As of September 30, 2023 and December 31, 2022 there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheets. The fair value of the Assumed Common Stock Warrants was remeasured on the September 30, 2023 and December 31, 2022 Condensed Consolidated Balance Sheets at $3.4 million and $30.9 million, respectively. A gain of $22.8 million and $27.4 million during the three and nine months ended September 30, 2023, respectively, and a loss of $1.4 million and a gain of $15.6 million during the three and nine months ended September 30, 2022, respectively, was recorded on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
16.Stockholders’ Equity
As of September 30, 2023 and December 31, 2022, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2023, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 144,198,529 and 143,034,225 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of September 30, 2023 and December 31, 2022, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our board, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our board. As of December 31, 2022, the number of shares available for issuance under the ESPP was 3,722,490. On January 1, 2023, the number of shares of Common Stock reserved for issuance under the ESPP was automatically increased by 1,917,454. As a result, as of September 30, 2023, the number of shares available for issuance under the ESPP was 5,639,944. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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

Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2022, there were 27,846,011 shares of common stock reserved under the Stock Plans. On January 1, 2023, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 915,805 shares pursuant to the 2021 Plan’s “evergreen” provision. As a result, as of September 30, 2023, there were 28,761,816 shares of Common Stock reserved available under the Stock Plans.
The following tables summarize stock option activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2022	6,471,062	$0.17	7.29
Granted	—	—
Exercised	(163,096)	0.14
Forfeited / canceled	—	—
Balance as of March 31, 2023	6,307,966	$0.17	7.03
Granted	—	—
Exercised	(208,807)	0.15
Forfeited / canceled	(794)	0.14
Balance as of June 30, 2023	6,098,365	$0.17	6.77
Granted	—	—
Exercised	(582,240)	0.15
Forfeited / canceled	—	—
Balance as of September 30, 2023	5,516,125	$0.17	6.49
Vested and expected to vest at September 30, 2023	5,516,125
During the three and nine months ended September 30, 2023, the Company did not grant any stock options. As of September 30, 2023 and December 31, 2022, there were 16,062,995 and 15,728,837 awards, respectively, available for grant under the Stock Plans. As of September 30, 2023 and December 31, 2022 there were 3,286,737 and 3,588,523 exercisable options, respectively. The total intrinsic value of the options exercised was $0.7 million and $2.5 million during the three and nine months ended September 30, 2023, respectively, and $2.1 million and $7.8 million during the three and nine months ended September 30, 2022, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. The aggregate intrinsic value of options vested and expected to vest at September 30, 2023 and December 31, 2022 were $6.1 million and $28.7 million. As of September 30, 2023 and December 31, 2022, the Company had stock-based compensation of $2.5 million and $4.7 million, respectively, related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.0 year and 1.7 years, respectively.
The Company issued 2,920,732 of performance and market-based stock options during 2020. During the quarter ended March 31, 2021, the Company modified the vesting schedule of 529,119 of these performance and market-based stock options such that vesting at 1/48th per month would commence upon signing of the Business Combination. The Company entered into the Merger Agreement on February 16, 2021 resulting in the commencement of expense recognition related to these 529,119 options during the quarter ended March 31, 2021. For the remaining 2,391,613 performance and market-based stock options, expense commenced on the close date of the Merger, June 25, 2021, as that is the date when the performance condition was achieved.

The following table summarizes the RSU award and performance-based stock award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2022	6,371,950	$6.24
Granted - RSU awards	163,544	5.15
RSU awards vested and converted to shares	(70,670)	5.39
Forfeited - RSU awards	(50,212)	5.53
Forfeited - performance-based stock awards	(35,625)	5.46
Unvested balance March 31, 2023	6,378,987	$6.22
Granted - RSU awards	387,841	4.14
RSU awards vested and converted to shares	(50,693)	7.01
Forfeited - RSU awards	(118,008)	6.01
Forfeited - performance-based stock awards	(21,150)	5.56
Unvested balance June 30, 2023	6,576,977	$6.10
Granted - RSU awards	659,258	2.85
RSU awards vested and converted to shares	(193,466)	5.26
Forfeited - RSU awards	(148,766)	5.52
Forfeited - performance-based stock awards	(73,800)	$5.53
Unvested balance September 30, 2023	6,820,203	$6.19
Expected to vest	4,702,771
The RSU awards, which upon vesting entitle the holder to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $0.7 million and $1.3 million during the three and nine months ended September 30, 2023, respectively, and zero and $0.7 million during the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2023, the performance conditions for the performance-based stock awards were not probable of being met, therefore no performance award stock compensation has been recorded. There were no performance-based stock awards vested during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, there were 1,829,125 unvested performance-based awards subject to certain performance criteria for vesting. The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $18.0 million as of September 30, 2023, and will be amortized on a straight-line basis over the remaining vesting periods. Total remaining compensation expense for performance-based stock awards to be recognized will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the three and nine months ended September 30, 2023, stock compensation expense of $1.7 million and $4.7 million, respectively, was recognized in general and administrative expenses, and $0.7 million and $2.2 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and nine months ended September 30, 2022, stock compensation expense of $0.8 million and $2.9 million, respectively, was recognized in general and administrative expenses, and $0.3 million and $1.5 million, respectively, was recognized in research and development expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Total remaining compensation expense to be recognized under the Stock Plans was $20.5 million as of September 30, 2023, and will be amortized on a straight-line basis over the remaining vesting periods of approximately 1.0 year for stock options, 2.1 years for RSU awards and over the remaining requisite service period once considered probable for performance-based stock awards.
17.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision during the three and nine months ended September 30, 2023 of $0.1 million and $0.2 million, respectively, related to foreign withholding taxes on some of its revenue. Other than withholding taxes, there is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0.30% and 0.65% for the three and nine months ended September 30, 2023, respectively, and zero for three and nine months ended September 30, 2022. The Company continues to maintain a full valuation allowance on its net deferred tax assets.
18.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, warehouse space, and temporary fencing. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the Condensed Consolidated Balance Sheets. Certain leases were extended during the period ended September 30, 2023. The lease modifications were not accounted for as a separate contract and we remeasured our lease liability and right-of-use asset on the modification date. The operating leases have remaining lease terms of one to ten years.
19.    Commitments and Contingencies
Commitments
In May 2018, the Company executed the agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five-year periods. The agreements are generally automatically extended for one-year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. The total amount capitalized into Property, Plant and Equipment, Net under the agreement was $0.3 million and $0.5 million during the three and nine months ended September 30, 2023, respectively, and $0.9 million and $1.4 million during the three and nine months ended September 30, 2022, respectively.
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $35 million. The Company made advance payments totaling $10.0 million to the counterparty as of September 30, 2023, which is included in the foregoing aggregate total, and the agreement provides for the Company to be fully reimbursed for the advance payment in the form of a discount on conversion services over the term. The agreement gives the Company the right, but not the obligation, to purchase conversion services for an additional quantity of product in 2024 and stipulates a reduction in the take-or-pay commitment under certain circumstances including the counterparty's inability to meet the required product specification. The agreement automatically renews for an additional year unless either party gives advance notice of an intention not to renew. In addition, either party may terminate the agreement in the event of the other party's insolvency or breach of a material term.
In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable €5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional payment of €7.5 million during first quarter 2023 and may make additional payments depending on the achievement of certain milestones. The total payment is included in other long-term assets. In connection with this license, the Company entered into a conditional offtake agreement under which the licensor will supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications.
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

In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three and nine months ended September 30, 2023 or 2022.
In November 2016, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company produces products based on the patent, the Company will pay an annual royalty upon commencement of operations on Origin 1 which will not exceed $1.0 million cumulatively. The pipeline of Company products and sales are not currently expected to be subject to this patent. The annual royalty payments are less than $0.1 million.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the three and nine months ended September 30, 2023 or 2022.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. For instance, in August 2023, a shareholder filed a putative securities class action complaint in the Eastern District of California against the Company and certain of its officers, alleging violations of the federal securities laws. An additional complaint, alleging the same claims against the same defendants, was filed in October 2023. Both cases allege a class period of February 23, 2023 to August 9, 2023, and seek as relief, among other things, unspecified damages and fees and costs. The two cases have since been consolidated into In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.). No lead plaintiff has been appointed for the consolidated case. At this preliminary stage in the litigation, the Company cannot predict any particular outcome, nor any financial impact thereof, if any.

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

(In thousands, except for share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common stockholders—Basic	$30,931	$8,299	$34,236	$62,576
Net income attributable to common stockholders—Diluted	$30,931	$8,299	$34,236	$62,576
Denominator:
Weighted-average common shares outstanding—Basic (1)	139,806,045	138,061,829	139,374,106	137,348,180
Stock options	2,893,384	4,126,256	3,451,224	4,748,417
RSU awards	4,121	8,929	46,844	37,963
Weighted-average common shares outstanding—Diluted (1)	142,703,550	142,197,014	142,872,174	142,134,560
Net income per share—Basic	$0.22	$0.06	$0.25	$0.46
Net income per share—Diluted	$0.22	$0.06	$0.24	$0.44
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares as of September 30, 2023 and 2022.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted earnings per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	1,481,531	1,481,531	1,481,531	1,481,531
Performance-based stock awards	2,220,750	2,610,500	2,220,750	2,610,500
Earnout shares	25,000,000	25,000,000	25,000,000	25,000,000
Sponsor vesting shares	4,500,000	4,500,000	4,500,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants to purchase common stock	35,476,627	35,476,627	35,476,627	35,476,627

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
•the ability to maintain the listing of the Company’s common stock on the Nasdaq; and
•the impact of worldwide economic, political, industry, and market conditions, including the effects of global pandemics like COVID-19, sanctions imposed against Russia following its military intervention in Ukraine, instability resulting from the emerging military conflict in Israel and Gaza, global supply chain disruptions, increased inflationary pressure, labor market constraints, bank failures, and other macroeconomic factors.
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
We believe that products made using Origin’s platform technology at commercial scales can compete directly with petroleum-derived products on both performance and price while being sustainable. Due to abundant and renewable wood supplies that have historically stable pricing, our cost of production when using these feedstocks is expected to be more stable than potential competing platforms that use other types of feedstocks. We believe that end products made at commercial scale using our platform technology and wood feedstocks will have a significant unit cost advantage over products made from other low carbon feedstocks.
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
Business Environment and Trends
Our business and financial performance depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory frameworks, and the dynamics of the global trade environment. In addition to any lingering economic impacts of the COVID-19 pandemic, we have observed market uncertainty, civil unrest, global sanctions resulting from geopolitical conflicts, bank failures, increasing inflationary pressures, supply constraints and labor shortages in the past few quarters. These market dynamics, which we expect will continue into the foreseeable future, have and may continue to impact our business and financial results, including costs and revenues.
We believe demand for our products, which our signed offtake agreements and capacity reservations have shown to be strong and broad based, is likely to continue to exceed supply for the foreseeable future. Our commercial strategy has, accordingly, evolved from demand generation to revenue generation and the development of higher margin products.
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

Product development progress remains strong. We continue to expand our IP position and engage in developmental activities with technical, strategic, and supply chain partners. We have demonstrated a significant performance milestone in our carbon black program, validating the suitability of our HTC-derived carbon black for automotive tires and mechanical rubber goods. Our carbon black blends were shown to meet or exceed fossil-based N660 performance for these applications and the results suggest they may be used more broadly, as well. With our first commercial plant, Origin 1, which commenced commercial-scale production in October 2023, we expect our ability to make production samples to increase, further bolstering our ability to advance product development objectives, including through funded joint development programs.
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
Cost of revenues
Cost of revenue for product sales consists primarily of cost associated with the purchase of finished goods. Cost of revenue for service agreements is based on the actual cost incurred which mainly consists of the direct cost from vendors and overhead costs such as payroll and benefit related to our employees who provide the services to customers.
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

Results of Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Nine Months Ended September 30,
(in thousands)	2023	2022	Variance $	Variance %
Revenues	$15,742	$—	$15,742	N/A
Cost of revenues (exclusive of depreciation and amortization shown separately below)	14,114	—	14,114	N/A
Operating expenses
Research and development	15,398	8,717	6,681	77%
General and administrative	23,908	16,769	7,139	43%
Depreciation and amortization	1,021	488	533	109%
Total operating expenses	40,327	25,974	14,353	55%
Loss from operations	(38,699)	(25,974)	(12,725)	49%
Other income (expenses)
Interest income (expenses)	4,308	6,077	(1,769)	(29)%
Gain in fair value of derivative	620	1,725	(1,105)	(64)%
Gain in fair value of warrant liability	27,438	15,610	11,828	76%
Gain in fair value of earnout liability	39,137	63,561	(24,424)	(38)%
Other income, net	1,655	1,577	78	5%
Total other income, net	73,158	88,550	(15,392)	(17)%
Net income before income tax expenses	$34,459	$62,576	$(28,117)	(45)%
Revenue
Revenue increased $15.7 million during the nine months ended September 30, 2023 compared to the same period in 2022. The increase in revenue is primarily attributable to our supply chain activation program. The Company did not recognize any revenue prior to December 31, 2022.
Cost of Revenues
Cost of revenues increased $14.1 million during the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily attributable to the purchases associated with the Company's supply chain activation program. The Company had no cost of revenues prior to December 31, 2022.
Research and Development Expenses
Research and development expenses increased $6.7 million, or 77%, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase is attributable to additional efforts in technical business development, patent advancement, product development and general research, mainly generated from additional headcount and related payroll costs.
General and Administrative Expenses
General and administrative expenses increased $7.1 million, or 43%, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily driven by additional headcount, as well as facilities costs and external professional services related to legal, audit and regulatory compliance.

Interest income (expenses)
Interest income decreased $1.8 million, or (29)%, during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease is mainly driven by the amortization of premiums and discounts on marketable securities.
Change in fair value of derivative, warrant liability, and earnout liability
The Company recognized an aggregate gain related to the fair values of the derivative, the warrant liability, and the earnout liability of $67.2 million during nine months ended September 30, 2023 compared to an aggregate gain of $80.9 million during the same period in 2022. The change in the aggregate gain in fair values decreased $13.7 million during nine months ended September 30, 2023. The decrease in the gain in fair value of earnout liability of $24.4 million is the result of revaluation, with changes in the fair value recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The $11.8 million increase in the gain in fair value of warrant liability is the result of a decrease in the fair value of warrants due to a decrease in value of the underlying warrants. The movement in these instruments’ fair values are driven by the value of the Company’s stock price. The change in gain in fair value of derivative liabilities was a $1.1 million decrease associated with our foreign exchange sales.

Comparison of the Three months ended September 30, and 2022
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Three Months Ended September 30,
(in thousands)	2023	2022	Variance $	Variance %
Revenues	$7,140	$—	$7,140	N/A
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,340	—	6,340	N/A
Operating expenses
Research and development	4,927	3,732	1,195	32%
General and administrative	7,633	5,834	1,799	31%
Depreciation and amortization	386	180	206	114%
Total operating expenses	12,946	9,746	3,200	33%
Loss from operations	(12,146)	(9,746)	(2,400)	25%
Other income (expenses)
Interest income (expenses)	(1,130)	2,309	(3,439)	(149)%
Gain in fair value of derivative	126	1,129	(1,003)	(89)%
Gain (loss) in fair value of warrant liability	22,815	(1,419)	24,234	(1708)%
Gain in fair value of earnout liability	18,757	15,147	3,610	24%
Other income, net	2,603	879	1,724	196%
Total other income, net	43,171	18,045	25,126	139%
Net income before income tax expenses	$31,025	$8,299	$22,726	274%
Revenue
Revenue increased $7.1 million during the three months ended September 30, 2023 compared to the same period in 2022. The increase in revenue is primarily attributable to our supply chain activation program. The Company did not recognize any revenue prior to December 31, 2022.
Cost of Revenue
Cost of revenue increased $6.3 million during the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily attributable to the purchase associated with the Company's supply chain activation program. The Company had no cost of revenues prior to December 31, 2022.

Research and Development Expenses
Research and development expenses increased $1.2 million, or 32%, during the three months ended September 30, 2023 compared to the same period in 2022. The increase is attributable to additional efforts in technical business development, patent advancement, product development and general research, mainly generated from additional headcount and related payroll costs.
General and Administrative Expenses
General and administrative expenses increased $1.8 million, or 31%, during the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily driven by additional headcount, as well as facilities costs and external professional services related to audit and regulatory compliance.
Interest income (expenses)
Interest income decreased by approximately $3.4 million, during the three months ended September 30, 2023. The decrease is mainly driven by the amortization of discounts and premiums on marketable securities in excess of interest income earned during the quarter.
Change in fair value of derivative, warrant liability, and earnout liability
The Company recognized an aggregate gain related to the fair values of the derivative, the warrant liability, and the earnout liability of $41.7 million during the three months ended September 30, 2023 compared to $14.9 million during the same period in 2022. The change in the aggregate fair values was a gain of $26.8 million during the three months ended September 30, 2023. The gain in fair value of earnout liability of $3.6 million is the result of revaluation, with changes in the fair value recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The $24.2 million gain in fair value of warrant liability is the result of a decrease in the fair value of warrant liability due to a decreased value in the underlying warrants. The movement in these instruments’ fair values is mainly driven by the Company’s stock price. The decrease in the gain in fair value of derivative liabilities of $1.0 million was associated with our foreign exchange sales.
Other income, net
Other income, net increased $1.7 million, or 196%, during the three months ended September 30, 2023 compared to the same period in 2022. The change in other income, net was mainly related to realized gains from the sale of marketable securities.
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

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest (income) expenses, (iv) change in fair value of derivative, (v) change in fair value of warrants liability, (vi) change in fair value of earnout liability, and (vii) other income, net.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$30,931	$8,299	$34,236	$62,576
Stock based compensation	2,380	1,146	7,031	3,719
Depreciation and amortization	386	180	1,021	488
Interest (income) expenses	1,130	(2,309)	(4,308)	(6,077)
Gain in fair value of derivatives	(126)	(1,129)	(620)	(1,725)
(Gain) loss in fair value of warrants liability	(22,815)	1,419	(27,438)	(15,610)
Gain in fair value of earnout liability	(18,757)	(15,147)	(39,137)	(63,561)
Other income, net	(2,603)	(879)	(1,655)	(1,577)
Adjusted EBITDA	$(9,474)	$(8,420)	$(30,870)	$(21,767)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of redeemable preferred stock, common stock, and convertible notes, and governmental grant programs. Origin had $189.5 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2023. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. Treasury notes and bonds, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We recently began generating revenue from our business operations. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
We will require a significant amount of cash for capital expenditures as we invest in the operation of Origin 1 and development of the Origin 2 plant, and additional research and development. In addition to our cash on hand following the Business Combination, we anticipate that we will need substantial additional project financing and government incentives to meet our financial projections, execute our growth strategy and expand our manufacturing capability, including to finance the construction of Origin 2 plant. Our ability to obtain financing for the construction of future plants may depend in part on our ability to first enter into customer agreements sufficient to demonstrate sufficient demand to justify the construction of such plants. We may also raise additional capital through equity offerings or debt financings, as well as through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties. Our future capital requirements will depend on many factors, including actual construction costs of Origin 2 plant and the operation cost of Origin 1, changes in the costs in our supply chain, expanded operating activities and our ability to secure customers. If our financial projections are inaccurate, we may need to seek additional equity or debt financing from outside sources, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be harmed.
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
Indebtedness
As of September 30, 2023 and December 31, 2022, we had $7.2 million of indebtedness under a Canadian government program, of which zero was received during the three and nine months ended September 30, 2023, and 2022. Additionally, as of September 30, 2023, we had liability balances consisting of $3.5 million is notes payable, $5.6 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term. As of December 31, 2022, we had liability balances consisting of $5.8 million notes payable with unpaid accrued interest, $5.4 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the note. At September 30, 2023 the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable and $1.7 million of principal plus outstanding accrued interest of $0.8 million was included in other liabilities, current. At December 31, 2022, the note principal balance was $5.2 million with outstanding accrued interest of $0.6 million.

Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment is to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement. Specifically, repayment is effected by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances will continue until fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.52% at September 30, 2023) and matures five years from the commercial operation date of Origin 1. At September 30, 2023 and December 31, 2022, the total principal outstanding was $5.1 million plus accrued interest of $0.5 million and $0.3 million, respectively.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At September 30, 2023 and December 31, 2022, the total amount outstanding on this agreement was $2.5 million.

Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table shows a summary of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(46,447)	$(9,462)
Net cash provided by investing activities	4,450	69,983
Net cash provided by financing activities	145	371
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	(390)	(4,549)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(42,242)	$56,343
Cash Used in Operating Activities
Net cash used in operating activities was $46.4 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of $9.5 million over the same period in 2022. The increase in cash used in operating activities was primarily attributable to advance payments in 2023 totaling of $10.0 million related to a tolling agreement with a manufacturing company to chemically convert the materials from Origin 1, which will be fully reimbursed through a discount of the conversion fee from the manufacturing company. We also made deposits of $7.9 million included in other long-term assets to secure a license to technologies that can be used to produce high margin downstream products. In addition, there was an increase of $7.2 million in accounts receivable associated with our revenue and other receivables and net loss after reconciling adjustments was $22.4 million for the nine months ended September 30, 2023 compared to $13.7 million for the same period in 2022.
Cash Provided by Investing Activities
Net cash provided by investing activities was $4.5 million for the nine months ended September 30, 2023, compared to net cash provided by investing activities of $70.0 million over the same period in 2022. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment, purchase of intangible asset and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to decrease substantially following completion of construction of Origin 1, and to increase again with acquisition of property, plant and equipment for Origin 2. The change was primarily related to the increased purchase in property, plant and equipment of $32.3 million and increased net purchase in marketable securities of $38.1 million which was offset by the increase in maturities of marketable securities of $4.8 million.
The Company has continued to increase activity related to the development of Origin 1 and Origin 2, which is the main driver of the variation in cash used in investing activities between the two periods.
Material Cash Requirements
Our material cash requirements as of September 30, 2023, consisted of:
•The total cost of Origin 1, our initial plant, in the start-up process in Sarnia, Ontario, Canada and Origin 2, which is currently in the front-end engineering and design phase. These costs, plus the ongoing operating loss of the Company, are expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements which have not yet been secured, until such time as Origin 2 is operational.
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. The lease liabilities of $0.4 million is short term and the remaining $4.3 million is related to long-term.

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
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents and marketable securities of $189.5 million and $323.3 million, respectively, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries' functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Certain marketable debt securities may be denominated in foreign currencies. At September 30, 2023, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair values recorded to our condensed consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Substantially all of our net losses since inception have resulted from our plant construction, research and development, and general and administrative costs associated with our operations. We have only recently begun generating revenue, and we expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we expect our commercial scale production to be limited for several years and challenges with the design, construction, funding, and labor and equipment supply for our plants may further delay this timeline. Even as we commercialize and begin to generate revenue from sales of our products, we may not become profitable for many years, if at all.
Our potential profitability is dependent upon many factors, including our ability to effectively operate our current plants, complete development of future plants, maintain an adequate supply chain, anticipate and react to demand for our products, manufacture our products on a commercial scale, secure additional customer commitments, and otherwise execute our growth plan. We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•expand our commercial production capabilities and incur construction costs associated with developing our plants;
•increase our expenditures associated with our supply chain, including sourcing primary feedstock for our products;
•increase our spending on research and development for new products;
•begin full-scale commercial production of our products;
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
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or products, grant licenses on terms that may not be favorable to us, or make other concessions. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization, research and development efforts or grant rights to third parties to market and/or develop products that we would otherwise prefer to market and develop ourselves.
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
Our operating plan assumes that we will rely on a limited number of plants to meet customer demand and that these plants will supply most of our products until additional plants come online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our plant equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, trade wars and sanctions (such as those imposed against Russia following its military intervention in Ukraine), or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.
We may be delayed in procuring, or be unable to procure, necessary capital equipment.
While much of the equipment we use to produce our products is currently widely available, we rely on outside companies to continue to manufacture the equipment necessary to produce our products. In addition, some equipment we use to produce our products requires significant lead time to manufacture. If our suppliers of capital equipment are unable or unwilling to provide us with necessary capital to manufacture our products or if we experience significant delays in obtaining the necessary manufacturing equipment, or parts necessary to repair and maintain that equipment, our business, results of operations and financial condition could be adversely affected. The construction of our plants may also require a substantial portion of certain materials and supplies relative to the overall global supply of such materials and supplies. If we are unable to secure an adequate supply of such materials and supplies on commercially reasonable terms, or at all, the construction of our plants may be delayed or terminated.
We have not yet produced our products in large commercial quantities.
We have no experience in producing large quantities of our products. While we have succeeded in producing small amounts of our products in our pilot plants for customer trials and testing purposes, we have only recently commenced commercial-scale production. There are significant technological and logistical challenges associated with producing, marketing, selling and distributing products in the specialty chemicals industry, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully build and operate our additional planned facilities and to scale up to larger facilities, we may not be able to cost-effectively manage such construction and operation at a scale or quality consistent with customer demand in a timely or economical manner.
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
Our offtake agreements with certain customers allow those customers to terminate the agreements if specified construction and product delivery requirements are not satisfied. For example, under one of these agreements, if Origin 1 had not commenced commercial operation by December 31, 2021 or we had not delivered specified product volume from Origin 1 by September 30, 2022, then we could be required to pay liquidated damages up to an aggregate of $0.2 million. The customer may also terminate the agreement and any outstanding secured promissory note resulting from an advance payment made to us by that customer will become due immediately. These milestones were deferred to 2023 in order to facilitate the negotiation of an amendment to the agreement, including the milestone achievement dates. As of the date hereof, the negotiation is ongoing. The outstanding obligations under that promissory note, together with accrued interest, totaled an aggregate of $5.6 million and $5.4 million as of September 30, 2023 and December 31, 2022, respectively.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the global sanctions imposed against Russia following its military intervention in Ukraine, or inflation in fuel costs resulting from regional instability due to the military conflict in Israel and Gaza, could result in a variety of risks to our business, including our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
•changes in tax laws, regulations or interpretations thereof; or
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
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
Our expansion model is global and we will need to source feedstock and supplies from suppliers around the world. In particular, our manufacturing process is designed to use local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, pandemics such as COVID-19 may result in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
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

The market price and trading volume of our Common Stock has been and may be volatile and could decline significantly.
The stock markets, including Nasdaq on which we have listed the shares of our Common Stock under the symbol “ORGN,” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our Common Stock, the market price of our Common Stock has been and may be volatile and could decline significantly. Our Common Stock experienced such a decline in August 2023. In addition, the trading volume in our Common Stock may fluctuate and cause significant price variations to occur. If the market price of our Common Stock declines significantly, you may be unable to resell your shares at or above the market price of our Common Stock at which your purchased our Common Stock. We cannot assure you that the market price of Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
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
In addition, litigation, including securities class action litigation, has often followed announcements of significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative earnings results. These events may also result in investigations by the Securities and Exchange Commission. We are, and may in the future be, the target of this type of litigation.

We have been named as a defendant in purported securities class action lawsuits. These, and any additional securities litigation, could result in substantial losses and may divert management’s time and attention from our business.
In August 2023 and October 2023, a consolidated putative securities class action complaint was commenced in the Eastern District of California against us and certain of our officers, alleging violations of the Exchange Act. The lawsuit alleges that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, our operating timelines. The plaintiffs seek unspecified damages, attorneys’ fees and other costs, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between February 23, 2023 and August 9, 2023. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants.

The current securities litigation and any future litigation of this type could result in diversion of management’s attention and resources, which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to focus fully on our business activities.
We dispute the claims that have been asserted against us and intend to defend against them. Litigation, however, is inherently uncertain, and we are unable to predict the outcome or to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.
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
The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Accordingly, we must maintain confidence among current and future analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as limited operating history, market unfamiliarity, any delays in scaling manufacturing to meet demand and our eventual production and sales performance compared with the market expectations. If any of the analysts who may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of the us or fail to regularly publish reports on us, we could lose in the financial markets, which could cause our stock price or trading volume to decline.
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
As of September 30, 2023 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 EIP Plan and the ESPP, we may issue an aggregate of up to 34,401,760 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding Common Stock may be diminished; and
•the market price of the Common Stock may decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
3.3	Amendment No. 2 to Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated May 10, 2023.	10-Q	001-39378	3.3	May 10, 2023
3.4	Transition, Separation and Advisory Agreement between the Company and Nate Whaley dated June 14, 2023	8-K	001-39378	NA	June 13, 2023
10.1	Second Amendment to the Offtake Supply Agreement by and between Danone Asia Pte Ltd. and the Company, dated as of July 10, 2023	10-Q	001-39378	10.1	August 9, 2023
10.2	First Amendment to Lease for 930 Riverside Parkway, Suite 40-60, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023	10-Q	001-39378	10.2	August 9, 2023
10.3	First Amendment to Lease for 930 Riverside Parkway, Suite 70, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023	10-Q	001-39378	10.3	August 9, 2023
10.4	Second Amendment to Lease for 930 Riverside Parkway, Suite 10-30, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023	10-Q	001-39378	10.4	August 9, 2023
10.5	Fifth Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023	10-Q	001-39378	10.5	August 9, 2023
10.6	Offer Letter, dated September 25, 2023, by and between Origin Materials, Inc. and Matthew Plavan	8-K	001-39378	10.1	10/1/2023

31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: November 9, 2023	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: November 9, 2023	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: November 9, 2023	By:	/s/ Matt Plavan
Matt Plavan
Chief Financial Officer