Form 10-K
period 2023-12-31
Origin Materials, Inc.
filed 2024-03-05
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $4.26 for shares of the Registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $526.3 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had issued and outstanding an aggregate of 145,917,486 shares of common stock as of February 23, 2024.
Documents Incorporated by Reference
Specified portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2023 (“Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”). Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report.

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

These channels may be updated from time to time on Origin’s investor relations website. The information we post through these channels may be deemed material. Accordingly, investors should monitor them in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Origin Materials, Inc. (“the Company”, “Origin”, “we”, “us” and “our”) makes forward-looking statements in this Annual Report (this “Annual Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.
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
•the Company’s ability to avoid, mitigate, and recover from business and supply chain disruptions
•the ability to maintain the listing of the Company’s common stock on the Nasdaq Capital Market (“Nasdaq”); and
•the impact of worldwide economic, political, industry, and market conditions, global health crises, geopolitical instability, global supply chain disruptions, increased inflationary pressure, labor market constraints, bank failures, and other macroeconomic factors.
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
•We may not manage growth effectively.
•Our business plan assumes we can secure substantial additional project financing and government incentives, which may be unavailable on favorable terms, if at all.
•Construction of additional plants beyond Origin 1 may not be timely completed or completed in a cost-effective manner or at all. Any delays in or failure to complete the construction of additional plants could severely impact our business, financial condition, results of operations and prospects.
•We plan to rely on a limited number of plants to meet customer demand for our future intermediate chemical sales.
•We have not yet produced our products in large commercial quantities.
•We rely on a limited number of customers for a significant portion of our near-term revenue.
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
•We have entered into and may in the future enter into collaborations, strategic alliances, or licensing arrangements, which expose us and our intellectual property to competitive risks and limitations associated with third-party collaborations and that may not produce the benefits we anticipate.
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

Part I
Item 1. Business
Overview
Origin is an innovative materials company with a mission to enable the world’s transition to sustainable materials. We have pioneered a technology that has the potential to replace petroleum-based materials with decarbonized materials in a wide range of end products, such as food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments, fuels, and more. We have also developed other products that can enhance sustainability, such as our 100% PET circular caps and closures that can enable fully-recyclable PET containers and reduce waste through light-weighting, while providing enhanced performance such as greater oxygen and CO2 barrier properties that can increase shelf-life. These products complement our biomass conversion technology.
We were formerly known as Artius Acquisition Inc. (“Artius”). Artius was originally registered under the Companies Law of the Cayman Islands on January 24, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On June 25, 2021, we consummated a merger pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of February 16, 2021 (as amended by the letter agreement dated March 5, 2021, the “Merger Agreement”), by and among Artius, Zero Carbon Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Artius (the “Merger Sub”), and Micromidas, Inc., a Delaware corporation doing business as Origin Materials (“Legacy Origin”). Pursuant to the terms of the Merger Agreement, Artius effected a business combination with Legacy Origin through the merger of Merger Sub with and into Legacy Origin, with Legacy Origin surviving as the surviving company and as our wholly-owned subsidiary. We refer to this as the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination.” In connection with the closing of the Business Combination (such time is referred to herein as the “Effective Time”), we changed our name to Origin Materials, Inc.
Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Origin,” “we,” “us,” “our” and similar terms refer to Origin Materials, Inc. (f/k/a Artius Acquisition Inc.) and its consolidated subsidiaries (including Legacy Origin). References to “Artius” refer to the predecessor company prior to the consummation of the Business Combination.
We believe that our biomass conversion technology can help make the world’s transition to “net zero” possible and support the fulfillment of greenhouse gas reduction pledges made by countries as part of the United Nations Paris Agreement as well as corporations that are committed to reducing emissions in their supply chains.
Our proprietary biomass conversion technology can use sustainable feedstocks such as sustainably harvested wood residues, agricultural waste, wood waste and even corrugated cardboard to produce materials and products that are currently made from fossil feedstocks such as petroleum and natural gas. The ability to use sustainable feedstocks that are not used in food production is one of the things that differentiates our biomass conversion technology from other sustainable materials companies that are limited to feedstocks used in food production such as vegetable oils or high fructose corn syrup and other sugars.
We believe that products made using Origin’s biomass conversion technology at commercial scales will be able to compete directly with petroleum-derived products on both performance and price while being sustainable. Due to abundant and renewable wood supplies that have historically stable pricing, our cost of production when using these feedstocks is expected to be more stable than potential competing platforms that use other types of feedstocks. We believe that end products made at commercial scale using our biomass conversion technology and wood feedstocks will have a significant unit cost advantage over products made from other low carbon feedstocks.
Our chemicals can be converted into both “drop-in” materials and new materials with differentiated functional performance. The “drop-in” products are chemically fungible with those produced from petroleum-based raw materials, and therefore these “drop-in” products can be fed into existing supply chains without modification to the equipment or production processes of our customers.
Origin’s capability to produce carbon negative materials is protected by an intellectual property portfolio comprised of over 40 patents as well as trade secrets covering non-discoverable aspects of Origin’s critical manufacturing processes.
We have developed strong partnerships with large, brand-name corporations determined to transition to sustainable materials to help meet their emissions reduction goals. For example, in 2017, we founded the “NaturALL Bottle Alliance” with Danone and Nestlé Waters, with PepsiCo joining in 2018, to accelerate the development of innovative packaging solutions made with 100% sustainable and renewable resources. Each member of the NaturALL Bottle Alliance has agreed to assist in establishing a supply chain for the production of the sustainable materials being developed by the NaturALL Bottle Alliance. Each member also agreed to provide technical equipment, resources, know-how and scientific skills necessary for the performance of the NaturALL Bottle Alliance’s research and development program, and to be responsible for its own expenses. The members’ agreements with us provided additional financial support for the research and development program and the commercialization of sustainable materials under development by the NaturALL Bottle Alliance. In addition to being customers, Danone, Nestlé and PepsiCo also invested in Origin. We have also significantly expanded our customer and partnership base over time to other industries, including relationships with Ford Motor Company, Mitsubishi Gas Chemical, PrimaLoft, Solvay, AECI, Stepan, Mitsui & Co., Packaging Matters, Minafin Group, LVMH Beauty, Mitsubishi Chemical Group, Kuraray, Revlon, ATC Plastics, Intertex, and others.
We also expect to accelerate the development of high-performance products through technology collaborations and joint development agreements, which are also referred to as service agreements, with current and prospective customers. In these relationships, we expect to supply expertise and materials, including products we manufacture at our Origin 1 plant, and our customer partner provides funding and its own expertise. Together, we work to test and establish market demand, product formulations, and specifications that meet the customer’s needs in anticipation of that customer’s purchase of commercial volumes of the co-developed product.
For example, we have created an all-PET (polyethylene terephthalate) closure, making “100% recycled PET” possible from cap to container to improve post-consumer recycling. Our PET caps and closures are more sustainable than common alternatives because they may be produced with any type of PET, from recycled PET to Origin’s 100% bio-based, carbon-negative virgin PET. PET offers better oxygen and CO2 barrier than HDPE and PP, common materials used in the production of caps.
Our vision for the future is the replacement of fossil-based feedstocks and materials with non-food, plant-based feedstocks and materials, while capturing carbon in the process. Our decarbonizing biomass conversion technology potentially addresses an estimated $1.0 trillion dollar market opportunity, and we believe it can help revolutionize the production of a wide range of end products.

Our Biomass Conversion Technology
We have developed a proprietary biomass conversion technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals chloromethylfurfural (“CMF”) and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as other oils and extractives and other co-products. Our biomass conversion technology is capable, using wood feedstocks, of producing CMF and HTC with a negative carbon impact. We believe these chemicals can replace petroleum-based inputs, lowering the carbon footprint of a wide range of materials without increasing cost or sacrificing performance.
CMF. CMF is a chemically flexible intermediate that can be converted into a variety of products, including paraxylene (“PX”), that can “drop in” to current supply chains to produce purified terephthalic acid (“PTA”), and subsequently polyethylene terephthalate (“PET”). Alternatively, CMF can be used to produce furandicarboxylic acid (“FDCA”), which can be converted into polyethylene furanoate (“PEF”). CMF and its derivatives can be used to produce numerous commodity and specialty chemicals. We have developed products made from CMF that can be used in applications such as food and beverage packaging and apparel and carpet fibers, and our product development pipeline includes applications such as adhesives, coatings and plasticizers.
HTC. HTC is a diverse, high-potential material. Current applications of our HTC include a drop-in, energy-dense solid fuel. HTC can also be calcined to produce a carbon-negative activated carbon for food and water treatment and filtration. Our HTC product development pipeline includes carbon black replacement for tires, foams and dyes, paint and coating applications, and agriculture and soil products. Notably, our carbon black has no detectable polyaromatic hydrocarbons, which are carcinogenic compounds found in carbon black produced from fossil feedstocks.

Our manufacturing process to produce CMF and HTC consists of front end feedstock handling, and subsequent liquid phase reaction with our catalyst mixture, followed by downstream separation processes to separate and purify CMF, HTC and other co-products, as described in the following diagram.

Oils and Extractives. An “oils and extractives” co-products stream is produced alongside our CMF and HTC. We have made progress toward development of new products and applications such as biofuels from this stream, which may be incorporated into the design of Origin 2 and future plants. We believe such cellulose-derived, low carbon intensity biofuels could potentially be used in transportation and marine fuel, industrial applications, and heat and power generation.
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

The graphic below highlights some of the notable companies that have made public commitments, either in the press or on their websites, to decarbonization and their respective decarbonization targets:

Note: Graphic not intended to represent that these are all Origin customers. Source: Press search and company websites.
As previously reported on a Rule 425 filing of Artius Acquisition, Inc. dated April 19, 2021.
Our Addressable Market
According to the International Energy Agency, the chemical sector is the largest industrial consumer of both oil and gas. Currently, organic chemicals are predominantly derived from fossil sources such as petroleum. These chemicals are used to produce a wide array of materials from paints to plastics, space suits to solar panels, and from medicines to electronics. According to a 2019 Barclays estimate, more than 10 million barrels of oil are consumed daily to create these materials, releasing massive quantities of new carbon into the atmosphere in the process. According to a 2018 report by The Association of Plastic Recyclers, for example, every kilogram of virgin fossil-PET has a life cycle global warming potential of 2.78 kilograms of carbon emissions. Our biomass conversion technology can enable companies to lower their overall CO2 emissions and meet their emissions reduction commitments by substituting decarbonizing Furanic Intermediates and their derivatives for all or a portion of the fossil-based content of materials like PET in their supply chains.

Source: Origin Materials estimates (2020), Climate Watch (2020), the World Resources Institute (2020), ourworldindata.org.

At full commercial scale, our biomass conversion technology can produce carbon-negative and low carbon replacements for chemicals that have many potential applications. Origin’s near-term and long-term addressable markets together exceed $1.0 trillion.
$65+ billion immediate opportunity - We expect our all-PET caps to begin to address a greater than $65 billion global caps and closures market.

$390+ billion near-term market focus. We believe our technology can serve near-term markets representing an aggregate market opportunity that we believe is over $390 billion. These markets include polyesters for textiles, resin for packaging, solid fuels, activated carbon and carbon black for tires and polymer fillers.
$750+ billion long-term market focus. Our biomass conversion technology produces versatile chemical “building blocks” that we anticipate, in the long term, can be converted into products to replace a broad range of chemicals and materials representing an addressable market that we believe is more than $750 billion. These markets include paints, coatings, soil additives, advanced polyesters, epoxies, plasticizers, polyurethanes, elastomers, emulsions and solvents.
Competitive Landscape
We expect our products to compete with traditional, petroleum-based materials currently used in Origin’s target markets, as well as compete with alternatives to these materials that both established and new companies seek to produce.
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
In the caps and closures market, we anticipate potential competition from other cap producers in the supply chain. At the same time, we believe there are opportunities for cooperation with these businesses to help commercialize and increase adoption of our all-PET caps and closures.
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
Our Competitive Strengths
We believe that our biomass conversion technology can replace petroleum as the foundational feedstock for the materials economy. Our competitive strengths related to that technology. and to other Origin technologies, include:
•Flexible platform enables drop-in solutions serving a large addressable market. We believe that our biomass conversion technology is well-positioned to address a substantial global market that is just beginning to transition from petroleum-based materials to sustainable materials. Many of our products are drop-in replacements for traditional petrochemicals, enabling our customers to use our products in their existing manufacturing processes to produce chemically and physically identical end products with little to no change in customer behavior.

•Abundant, low-cost and historically price-stable feedstock. Our biomass conversion technology can use timber and forest residues such as pine pulpwood, which is currently abundant and renewable, as its base-case feedstock. The feedstock for the pulp industry in North America is plentiful and the cost has historically been relatively low and stable compared with the cost of oil. The market for these wood-based feedstocks tends to be local due to relatively high transport costs, and therefore is insulated from typical commodity price volatility. Furthermore, pulpwood feedstock does not compete for use as a food source, insulating products made from such feedstock from demand price pressures faced by other agricultural-based renewable feedstocks such as corn and sugarcane.
•Carbon Footprint. We believe our products can help enable prospective customers to achieve their net zero carbon emissions commitments by transitioning away from fossil-based materials towards materials made with our biomass conversion technology, which can use sustainable, non-food, plant-based feedstock.
•High Barriers to Entry. Over more than a decade, we have generated a robust patent portfolio as well as critical trade secrets. We believe our competitors now significantly lag behind us and will be unable to replicate the efficiency, yield and quality of our process, as we expect to continue to improve our existing technology and processes.
•Proprietary Packaging Solutions for Improved Recycling and Performance. Our patent-pending, cost-competitive caps and closure design and manufacturing innovation aids in producing “mono-material” products made with any type of PET, including recycled PET. These are typically easier to recycle than products made from multiple materials, and are highly sought-after for consumer packaged goods to improve recycling. Origin's all-PET caps offer improved performance compared with incumbent caps, enabling lighter cap weight and improved product shelf life.

Business Strategy
Our goal is to build a commercially successful business that can scale and meet current and future expected demand for carbon negative materials. As we advance and scale up our biomass conversion technology and other application development, we expect to introduce manufacturing capacity, which may include acquiring production lines or construction of chemical plants, that can produce sustainable materials and product applications. We also expect to continue to develop new materials and product applications, together with our partners, to maintain and increase its competitive advantage.
Inflationary pressures and global supply chain shocks during 2023 significantly increased major capital project costs including financing costs, building materials, labor, and manufacturing equipment. Together, these rising costs have significantly increased the funding requirements and time to completion of our planned manufacturing facilities.
In response to these cost pressures, we continue to evaluate alternative financing strategies for our capital project plans [including the build out of Origin 2], as well as opportunities to collaborate with well capitalized strategic partners committed to utilizing our biomass conversion technology to enable carbon advantaged materials manufacturing for their businesses. We believe the collective interest from these partners represents a viable source of funding to maintain forward momentum for our capital project plans, despite the inflationary cost environment.
Key elements of our strategy include:
Near-term revenue generation:
•We are focusing our available human and cash resources on developing near-term, recurring revenues through high value products like our all-PET caps and closures. We expect a majority of our near-term revenues to be derived from products sold into the caps and closures markets and other high value polymer product markets. Initial indications of demand expressed by prospective customers for our circular caps and closure solutions is sufficient for us to reach significant gross margin generation within twelve to twenty-four months and will not require us to raise additional equity capital for these initiatives. We expect to then use a portion of those profits to fund the further development of our biomass conversion technology and the requisite manufacturing capacity.
Operation of Origin 1 and development of Origin 2:
•Origin 1 is a strategic asset which we plan to use to qualify higher-value applications for our intermediates CMF and HTC. Origin 1 commenced commercial-scale production in October 2023. Origin 1 is not just to scale our technology, but to produce samples in higher volumes than produced at our pilot facilities.

•At scale, Origin 2 is intended to focus on supplying products that serve our markets of interest. Applications for CMF produced at Origin 2 are expected to include the FDCA-based polymers PEF and PETF for advanced packaging, textiles, and other potential applications. As of December 31, 2023, Origin 2 remains in the project development stage. Our current strategy for carrying out that development work and constructing Origin 2 depends on near-term revenue from products like our all-PET caps and closures and our ability to secure substantial financial support from strategic partners.
Identify new and progress existing strategic partnerships to develop future plants and begin to address indicative demand for carbon-negative and low-carbon materials:
•We believe our agreements with customers and partners such as Ford Motor Company, Danone, Nestlé Waters, PepsiCo, Mitsubishi Gas Chemical, PrimaLoft, Solvay, Mitsui & Co., Ltd., Minafin Group, LVMH Beauty, Revlon, Mitsubishi Chemical Group, Kuraray, Intertex World Resources, ATC Plastics, and others indicate substantial and broad demand for the carbon-negative, low-carbon, and performance-advantaged materials that our biomass conversion technology is intended to produce. We believe that this demand represents a more than $10 billion opportunity if we are able to supply the maximum volume of product our customers may purchase, or reserve for purchase, at the prices specified under these offtake agreements (including customer options that may or may not be exercised) and non-binding capacity reservations. That demand encompasses production from both Origin 1 and multiple future plants, some of which have not yet entered the project development stage and will require substantial additional capital. As such, we are focused on identifying strategic partners, and progressing our work with existing strategic partners, to facilitate the development work and support the construction costs necessary to bring Origin 2 and other future plants online and begin to address the indicative demand for our products.
Expand and develop new partnerships across the value chain:
•Our strategy includes, among other things, engaging procurement and engineering companies and entering into strategic partnerships for production, which would provide us with best-in-class capabilities to efficiently construct our plants and complete the production process. In addition, we expect to collaborate with partners who have the market knowledge and expertise to design compelling products and penetrate new markets. We believe that helping these partners build profitable new businesses and product lines using our cost-advantaged chemical intermediate platform enhances the value of our platform and promotes long-term committed customer relationships for an expanding and diversifying set of markets. We intend to continue using demand from industry-leading brands to motivate and align the intermediate supply chain to meet carbon reduction commitments.
Continue development of next-gen materials and applications:
•Our strategy focuses on developing low and negative carbon materials for use in a variety of products, including textiles and fabrics, next generation packaging, paints, coatings, and epoxies, fillers for tires and other rubber products, fuels, and agricultural products.
•Our CMF product focus is on low or negative carbon and performance advantaged polyesters. We intend to focus on improving polyesters with the incorporation of furanic content to make products such as “PETF” blended products, and we expect to focus on producing next generation high-performance polyesters with strong gas barrier and high heat resistance that can be fully recyclable with current technologies.
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
Our Products and Intermediates
Our products comprise both innovative applications like our sustainable all-PET caps and closures as well as versatile Furanic Intermediates such as CMF and HTC and several minority co-products, including levulinic acid, furfural, and an oils and extractives stream, depending on the specific feedstock we use.

PET - Caps & Closures:
•We have created an all-PET (polyethylene terephthalate) cap, making 100% recycled PET possible from cap to container to improve post-consumer recycling. Our PET caps enable greater sustainability and circularity than common alternatives because they may be produced with any type of PET, from recycled PET to Origin’s 100% bio-based, carbon-negative virgin PET, all of which can be recycled together. Origin's all-PET caps offer improved performance compared with incumbent caps, enabling lighter cap weight and improved product shelf life.
CMF—chloromethylfurfural:
•CMF is an organic compound derived directly from cellulosic biomass through our patented process, consisting of furan substituted at the 2 and 5 positions with a formyl group and chloromethyl group. CMF is easily derivatized into multiple products including those for polyesters, nylons, epoxies, surfactants, and several others. Produced by Origin's process at full commercial scale, CMF is expected to have a low or negative carbon impact.
HTC—hydrothermal carbon:
•HTC is a carbonaceous composite consisting of furanic resin and lignin fragments. It is derived from ligno-cellulose through our patented process, and is a structured composite resin comprising furanic chemical groups that can be further functionalized or de-functionalized while retaining nano-scale morphology of the HTC. Via functionalization or de-functionalization, HTC may be further derivatized into products such as carbon black, activated carbon, as well as a variety of agricultural products. Produced by Origin's process at full commercial scale, HTC is expected to have a low or negative carbon impact.
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
Raw Materials Supply
Our biomass conversion technology can produce building block chemicals from a variety of abundant, low-cost bio-feedstocks including wood residues and wood processing waste. Our process was designed to be able to take advantage of idled and aging pulp mills and may be co-located with such mills to secure access to existing site-specific feedstock supplies and skilled labor while lowering required capital investment. We believe we will be able to contract for the necessary quantity and quality of these or suitable alternative feedstocks needed to manufacture products. We expect our demand for wood residues and wood processing waste in 2030 represents less than 1% of the world’s total supply of these feedstocks and less than 0.5% of the global supply of suitable alternative feedstocks that can be used in our process, such as agricultural wastes, mixed paper waste, and construction wastes.
Research and Development
Our strategy depends upon both continued improvement of our biomass conversion technology and development of new chemical pathways, next-generation materials and product applications, and our research and development efforts are focused on supporting these two objectives. We operate an in-house laboratory and pilot-scale manufacturing facilities in West Sacramento, California and Sarnia, Ontario, Canada to conduct research and development work. Using its versatile biomass conversion technology, Origin has been developing commercialization pathways for higher-value applications for its intermediates CMF and HTC such as FDCA and carbon black, respectively. In addition, Origin is exploring product applications such as epoxies and resins, surfactants, bio-asphalt, fuel pellets, as well as biofuel and bio-solvents from an “oils and extractives” stream co-produced with CMF and HTC. In addition, we conduct joint research and development work with third parties including academic institutions, vendors, and other partners such as members of the NaturALL Bottle Alliance, carbon black co-development partners, cosmetics packaging partners, chemical manufacturers, textile manufacturers and suppliers, automotive companies, and partners focused on the development of advanced monomers and polymers such as FDCA and PEF.

Intellectual Property
Our patent portfolio is comprised of more than 40 patents focused on the conversion of biomass to CMF and HTC and downstream derivatives thereof. Origin intends to retain exclusive rights to commercially work its biomass to CMF and HTC pathways. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.
Patents. As of February 8, 2024, we own 27 U.S. utility patents, 16 foreign patents, 7 pending U.S. non-provisional applications, and 10 pending international applications. We also own 3 pending U.S. design applications and 39 pending international design applications. The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patent holder for administrative delays by the United States Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.
Our core technology—biomass to CMF and HTC—is protected with patents, trade secrets, and know-how. We have 23 patents directed to CMF. One U.S. and one Korean composition of matter patent expiring in 2034 are directed to crystalline forms of CMF. Twelve patents are directed to compositions of and methods for preparing CMF. These include three in the United States, and one each in Brazil, and Mexico, which expire in 2032, as well as three patents in the United States, one in Malaysia, one in Europe, and one in Brazil that expire in 2034. Nine patents are directed to methods and systems for purifying CMF. These include one patent in the United States and one in China, each expiring in 2033, and three patents in the United States and one each in Brazil, China, Malaysia, and South Korea that expire in 2034. We have five pending applications directed to crystalline CMF, compositions, and methods for preparing CMF. These include one in the United States that would expire in 2034, two in China that would expire in 2034, one in Hong Kong that would expire in 2034, and one in Europe that would expire in 2034.
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
In addition, we have four patents directed to polyhydroxylalkanoate (“PHA”), a biodegradable plastic. These include one composition of matter patent in the United States and one in Malaysia, each expiring in 2031, that are directed to bacterial strains for producing PHA, as well as two patents in the United States, and one in Malaysia expiring in 2033 directed to compositions and methods for converting PHA into PHA derivatives.
We have two patents and one pending application directed to other derivatives of CMF. These include two U.S. patents expiring in 2035 and 2036, respectively, directed to methods of preparing chemical derivatives from CMF, and one pending application in China directed to compositions for preparing CMF derivatives.
We have one pending patent application in the United States that would expire in 2036 and is directed to compositions and resins of activated carbon and methods for producing these.
Finally, we have forty pending international applications directed to closures for containers including one pending utility patent application with the Patent Cooperative Treaty, and three pending design applications each in Australia, Brazil, Canada, China, Europe, India, Japan, Mexico, Saudi Arabia, South Korea, Taiwan, Turkey, and the United Kingdom that would expire in 2038. We also have three pending design patent application in the United States,
Trade secrets. We maintain a secure digital vault of our trade secrets with heightened confidentiality protections. Access to this vault is limited to a select group and is granted on a need-to-know basis. Further, the information in the vault is left strategically incomplete and requires corroboration from referenced internal documents to ensure that the entirety of any trade secret is known only by someone who has access to each such document. Our employees are required to participate in invention assignment and non-disclosure protocols to further ensure the protection of our trade secrets.

Know-how. An important aspect of our intellectual property, in addition to our patent portfolio and trade-secrets, is the depth of understanding and proficiency we gained in the behavior of the Origin technology platform’s chemical reactions, the handling of feedstocks, and the process-ability of feedstocks given certain conditions. This know-how into our process and materials is carefully captured in many ways, such as by being photographed, videoed, measured, quantified, summarized, compared, and otherwise described. Within this information set, we have identified many key insights without which we believe a would-be competitor could not successfully operate in our industry or replicate our results.

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
Chemical control regulations applicable to us, such as TSCA, CEPA or REACH, impose restrictions with respect to the permitted volumes of, or the sites at which, certain chemicals manufactured or used by us may be manufactured, imported, transported and/or released into the environment. For example, manufacture or import into Canada of HTC is limited to a certain amount per year prior to submitting a New Substance Notification. Compliance with these regulations is complex and could require significant capital and/or operating expenses, and failure to comply with any of these regulations can have significant consequences. Our regulatory focus has been on seeking the removal or relaxation of certain restrictions to enable scaled up production. We have filed or will be filing notifications under TSCA and CEPA seeking to remove these restrictions, as necessary, and are working to identify alternatives that are not similarly restricted in the location where they are used.
Several states like California, Maine, and New Jersey, as well as Canada and the European Union, have enacted or are considering “minimum recycled content” regulations mandating certain minimum post-consumer recycled content in certain types of packaging, including, specifically, plastic beverage containers. Legislative and regulatory measures to mandate or encourage waste reduction and recycling also have been considered, or are under consideration, in jurisdictions where we expect to produce or sell our products. These regulations may present new opportunities for sustainable products like our all-PET caps and closures, which can be made from recycled PET and be recycled together with the PET containers on which they are used.
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
Diversity, Equity & Inclusion. We believe that having a diverse workforce, equitable employment practices, and an inclusive workplace better positions us to respond to the unique needs of all our stakeholders. In 2020, we created the Origin Committee on Diversity and Inclusion. This committee is responsible for ensuring that Origin policies, procedures, and practices are conducive to creating and maintaining a diverse and inclusive environment that is valuable for all stakeholders. In late 2021, we hired a leading diversity, equity & inclusion (“DE&I”) consulting firm, to help us map out our DE&I strategy and operationalize our DE&I goals. In 2022, Origin Materials began executing on a multiyear strategy that includes prioritizing the hiring of a diverse workforce, an annual “Inclusion Survey” to benchmark & track DE&I progress, DE&I in person and online training for all levels of the organization, and building internal expertise around DE&I issues.

Human Capital. We believe that our ability to attract, retain and motivate exceptional employees is vital to our long-term competitive advantage. As such, our compensation practices, including long-term equity incentive plans, are designed to drive sustainable performance and align employee incentives with shareholder values. As of December 31, 2023, we had approximately 112 employees located in the United States and 50 employees in Canada, all of whom were full-time employees. The number of employees decreased by approximately 30% as a result of the reduction in workforce affected in November 2023. None of our employees is subject to a collective bargaining agreement and we believe we have a good relationship with our employees.

Corporate Information
Artius Acquisition Inc. (“Artius”) incorporated in the Cayman Islands on January 24, 2020. Legacy Origin was incorporated in 2008 as a Delaware corporation. Our principal executive offices are located at 930 Riverside Parkway, Suite 10, West Sacramento, California 95605. We have the following wholly-owned subsidiaries:

•Origin US Megasite Holding, LLC;
•Origin US Megasite 1, LLC;
•Origin US Megasite Development, LLC;
•Origin US Megasite Operating, LLC;
•Origin Materials Canada Holding Limited;
•Origin Materials Canada Pioneer Limited;
•Origin Materials Canada Polyesters Limited; and
•Origin Materials Canada Research Limited.
Additional Information
Origin’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at https://investors.originmaterials.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.
Item 1A. Risk Factors
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the consolidated financial statements and notes to such consolidated financial statements included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.
Risks Related to Our Business
We are an early stage company with a history of losses and our future profitability is uncertain.
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Substantially all of our net losses since inception have resulted from our plant construction, research and development, and general and administrative costs associated with our operations. We have only recently begun generating revenue, and we expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we expect our commercial scale production to be limited for several years and challenges with the design, construction, funding, and labor and equipment supply for our plants may further delay this timeline. Even as we commercialize and begin to generate revenue, we may not become profitable for many years, if at all.
Our potential profitability is dependent upon many factors, including our ability to effectively operate our current plants, complete development of future plants, maintain an adequate supply chain, anticipate and react to demand for our products, manufacture our products on a commercial scale, secure additional customer commitments, and otherwise execute our growth plan. The rate at which we incur losses may be higher in future periods as we:
•develop our all-PET cap and closure business;
•increase our spending on strategic partnerships;
•begin production at our OM1 plant;
•increase our sales and marketing activities; and
• decide to expand our commercial production capabilities and incur costs associated with developing our plants.
Because we will incur the costs and expenses from these efforts before receiving meaningful revenue, our losses in future periods could be significant. We may find that these efforts are more expensive than we currently estimate or that these efforts may not result in revenues, which would further increase our losses.
We may not manage growth effectively.
Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of expansion may be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to hire, train, retain and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities.
Our business plan assumes we can secure substantial additional project financing and government incentives, which may be unavailable on favorable terms, if at all.
We expect to need substantial additional project financing and government incentives in order to execute our growth strategy and expand our manufacturing capability to advance our biomass conversion technology. We have not yet secured such project financing and government incentives, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future plants may depend in part on our ability to first enter into customer agreements sufficient to demonstrate sufficient demand to justify the construction of such plants. If we are unable to obtain such financing and government incentives, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Debt financing could also have significant negative consequences for our business, results of operations and financial condition, including, among others, increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing, requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, limiting our flexibility in planning for, or reacting to, changes in our business, and placing us at a possible competitive disadvantage compared to less leveraged competitors or competitors that may have better access to capital resources.
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
We are required to maintain compliance with covenants under our debt and similar agreements. There are and will be operating or financial restrictions and covenants in certain of our debt and similar agreements, including the promissory notes and prepayment agreements we are party to, as well as certain other agreements to which we are or may become a party. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances and sell assets. These covenants could limit our ability to engage in activities that may be in our best long-term interests. Our failure to comply with certain covenants in these agreements could result in an event of default under the various debt and similar agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under such circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
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
Risks Related to Our Operations and Industry
Construction of additional plants beyond Origin 1 may not be timely completed or completed in a cost-effective manner or at all. Any delays in or failure to finance and complete the construction of additional plants could severely impact the implementation of our biomass conversion technology platform.
Our ability to implement our biomass conversion technology platform and to satisfy our customer demand and contractual obligations depend on our ability to secure financing for and complete construction of several commercial scale plants. In particular, except for Origin 2, subject to finalization of economic incentives, we have not selected a site for any of our future planned plants, and may have difficulty finding a site with appropriate infrastructure and access to raw materials. With respect to these future plants, we also do not have agreements with engineering, procurement or construction firms. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants. If we are unable to construct these plants within the planned timeframes, timeframes that are relevant to our customers' carbon reduction goals, or in a cost-effective manner, or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build our plants, a stoppage of construction as a result of epidemics, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, a major supplier of certain metals such as nickel used in materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, or issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted, we may lose customers and customer demand, and we could face litigation.
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

We plan to rely on a limited number of plants to meet customer demand for our future intermediate chemical sales.
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
We may be delayed in procuring or be unable to procure necessary capital equipment.
While much of the equipment we use to produce our products is currently widely available, we rely on outside companies to continue to manufacture the equipment necessary to produce our products. In addition, some equipment we use to produce our products requires significant lead time to manufacture. If our suppliers of manufacturing equipment are unable or unwilling to provide us, or if we experience significant delays in obtaining the necessary manufacturing equipment, or parts necessary to repair and maintain that equipment, our business, we may be unable to make our products and our results of operations and financial condition could be adversely affected. The repair, maintenance, or construction of our manufacturing equipment may also require a substantial portion of certain materials and supplies relative to the overall global supply of such materials and supplies. If we are unable to secure an adequate supply of such materials and supplies on commercially reasonable terms, or at all, such repair, maintenance, or construction may be delayed or terminated.
We have not yet produced our products in large commercial quantities.
We have no experience in producing large quantities of our products. While we have succeeded in producing small amounts of our products in our pilot plants and Origin 1 plant for customer evaluation, we have only recently commenced commercial-scale production. There are significant technological and logistical challenges associated with producing, marketing, selling and distributing products in the specialty chemicals industry, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully build and operate our additional planned facilities and to scale up to larger facilities, we may not be able to cost-effectively manage such construction and operation at a scale or quality consistent with customer demand in a timely or economical manner.
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

We rely on a limited number of customers for a significant portion of our near-term revenue.
We currently have commercial agreements with a limited number of customers from which we expect to derive a significant portion of near-term revenue. The loss of one or more of our significant customers, a substantial reduction in their orders, their failure to exercise customer options to enter into new offtake agreements or purchase commitments or to purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, which could harm our business.
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
Our commercial success may be influenced by the cost of our products relative to petroleum-based products. The cost of petroleum-based products is in part based on the price of petroleum, which is subject to historically fluctuating prices. Our production plans assume use of biomass feedstocks such as timber and forest residues, which historically have experienced low volatility relative to petroleum. If the price of bio-based feedstocks increases, the price of petroleum decreases, or we use bio-based feedstocks such as sugars or starches that may have higher volatility or cost than timber and forest residues, our products may be less competitive relative to petroleum-based products. A material decrease in the cost of conventional petroleum-based products may require a reduction in the prices of our products for them to remain attractive in the marketplace and may negatively impact our revenues.
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
Our results of operations will be directly affected by the cost of raw materials and other inputs, like the amount and cost of steam in the manufacturing process. The cost of raw materials and energy to produce steam required during feedstock processing comprises a significant amount of our total cost of goods sold and, as a result, movements in the cost of raw materials, and in the cost of other inputs, will impact our profitability. Because a significant portion of our cost of goods sold is represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
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
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for conversion of our chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications. We have not yet secured agreements with our preferred (or the only) supplier of some of these inputs, equipment, and services, and we may be unable to do so on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine including, for example, certain metals used in materials of construction.
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
If we are required to obtain alternate sources for raw materials, for example because a supplier is unwilling or unable to execute or perform under raw material supply agreements, if a supplier terminates its agreements with us, if a supplier is unable to meet increased demand as our commercial scale production expands, if we are unable to renew its contracts or if we are unable to obtain new long-term supply agreements to meet changing demand, we may not be able to obtain these raw materials in sufficient quantities, on economic terms, or in a timely manner, and we may not be able to enter into long-term supply agreements on terms as favorable to us, if at all. A lack of availability of raw materials could limit our production capabilities, require us to use alternate raw materials such as non-timber feedstocks that may be more expensive or have inferior carbon reduction or other performance characteristics, and prevent us from fulfilling customer orders, and therefore harm our results of operations and financial condition.
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
Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and production lines, and the development and implementation of new manufacturing processes involve significant risks.
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
The development of new manufacturing facilities entails a number of risks and assumptions, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. For example, the anticipated costs of constructing Phase 1 of Origin 2 are far higher than initially estimated and timelines may be delayed due to higher material costs, supply chain issues, inflation and labor shortages. Additionally, our assessment of the projected benefits associated with the construction of new manufacturing facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition, results of operations and cash flows could be adversely impacted.
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
We may not be successful in finding future strategic partners for continuing development of our manufacturing facilities and feedstock opportunities, or tolling and downstream conversion of our products.
We may seek to develop additional strategic partnerships to develop our manufacturing facilities, increase feedstock supply due to manufacturing constraints or capital costs required to develop our products and plants. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements for our products, technology, or plants because our research and development pipeline may be insufficient, our products or plant designs or manufacturing processes may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view our products or plants as having the requisite potential to demonstrate commercial success. In particular, if we are unable to develop strategic partnerships to fund our construction of Origin 2, we may be delayed in the completion of Origin 2 or may never be able to complete construction of Origin 2, which may adversely impact our operation and financial results.
If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of our products, delay commercialization or development of manufacturing facilities, reduce the scope of any sales or marketing activities or increase expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to develop additional products or plants, and our business, financial condition, results of operations and prospects may be materially and adversely affected.
We may rely heavily on future collaborative and supply chain partners.
We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:
•obtain capital, equipment, and facilities;

•obtain funding for research and development programs, product development programs, and commercialization activities;
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
We have entered into and may in the future enter into collaborations, strategic alliances, or licensing arrangements, which expose us and our intellectual property to competitive risks and limitations associated with third-party collaborations and that may not produce the benefits we anticipate.
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
•our ability to attract new customers and retain existing customers;

•technical difficulties;
•the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
•our ability to identify and enter into relationships with appropriate and qualified third-party providers of necessary testing and manufacturing services;
•regulation by federal, state or local governments; and
•general economic conditions, as well as economic conditions specific to the chemicals, plastics, carbon products, and fuels industries, and other industries related to compostable or biodegradable substitutes for non-biodegradable plastics, as well as changes to commodity prices to which prices in some of our contracts are indexed.
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
Under the Tax Act, as modified by the CARES Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Code, our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership (as measured by value) by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have recorded a valuation allowance related to the majority of our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
Our expansion model is global and we expect to need to source feedstock and supplies from suppliers around the world. In particular, our manufacturing process is designed to use local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, pandemics such as COVID-19 may result in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
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
Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
We are dependent on management and key personnel, and our business could suffer if we fail to retain our key personnel or attract additional highly skilled employees.
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
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly research and development, engineering, operations, and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies that we compete with for experienced employees have greater resources than us and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which could negatively impact our business, financial condition, results of operations and prospects.
We previously identified a material weakness in our internal control over financial reporting that we have concluded has been remediated. However, we may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020, during the course of preparing for the Business Combination, and during the second quarter 2021 and third quarter 2021 interim reviews, we identified a material weakness in our internal control over financial reporting. We implemented and continue to employ measures designed to improve our internal control over financial reporting, which remediated this material weakness in the fourth quarter of 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.
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
The stock markets, including Nasdaq on which we have listed the shares of our Common Stock under the symbol “ORGN,” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our Common Stock, the market price of our Common Stock has been and may be volatile and could decline significantly. Our Common Stock experienced such a decline in August 2023. In addition, the trading volume in our Common Stock may fluctuate and cause significant price variations to occur. If the market price of our Common Stock declines significantly, you may be unable to resell your shares at or above the market price of our Common Stock at which you purchased our Common Stock. We cannot assure you that the market price of Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
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
The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Accordingly, we must maintain confidence among current and future analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as limited operating history, market unfamiliarity, any delays in scaling manufacturing to meet demand and our eventual production and sales performance compared with the market expectations. If any of the analysts who may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us, which occurred in November 2023 and may occur again in the future, or if any analyst fails to regularly publish reports on us, we could lose in the financial markets, which could cause our stock price or trading volume to decline.

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
We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.
Our Common Stock and the public warrants that were issued in connection with Artius’ initial public offering (the “Public Warrants”) are currently listed on Nasdaq. If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to delist our common stock. The per share price of our common stock has declined below the minimum bid price threshold required for continued listing. On January 4, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq (the “Nasdaq Staff”), notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”).
If we do not regain compliance with Rule 5550(a)(2) by July 2, 2024, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period.
There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with Rule 5550(a)(2) in the long term. Any potential delisting of our common stock from the Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our common stock from the Nasdaq would also make it more difficult for our stockholders to sell our common stock.
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
In the event of a delisting, we expect we would take actions to restore our compliance with Nasdaq Marketplace Rules, but we can provide no assurances that the listing of our common stock would be restored, that our common stock will remain above the Nasdaq minimum bid price requirement or that we otherwise will remain in compliance with the Nasdaq Marketplace Rules.
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
As of December 31, 2023 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 EIP Plan and the ESPP, we may issue an aggregate of up to 30,004,203 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•the market price of the Common Stock may decline.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic, or competitive in nature (“Information Systems and Data”).
The Director of IT and General Counsel are responsible for helping to identify, assess and manage the Company’s cybersecurity threats and risks by monitoring and evaluating our threat environment using, among other things, manual processes, automated tools, internal audits, threat and vulnerability assessments, evaluating threats reported to us, evaluating our and our industry’s risk profile, and subscribing to reports and services that identify cybersecurity threats.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include, for example, an incident response plan and team, data encryption, risk assessments, network security and access controls, physical security, asset management, tracking, and disposal, systems monitoring, employee training including tabletop exercises and other simulated cybersecurity threats, and cybersecurity insurance. In addition, to oversee and identify any risks associated with our use of third-party service providers, we review Service Organization Controls (“SOC”) reports of such third-party service providers when onboarding the provider and annually thereafter. We also maintain proper essential information sharing and access controls, aiding in the secure exchange of information between us and our third-party service providers.
Assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Director of IT coordinates with our General Counsel and representatives of the Company’s departments and teams to evaluate the Company’s risk profile and identify and mitigate cybersecurity threats. Our General Counsel evaluates material risks from cybersecurity threats and reports to both the Company’s executive management team and the Audit Committee of the Board of Directors. We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, data backup and recovery providers, cyber insurers, and legal counsel.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.

Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function and has delegated to the Audit Committee primary responsibility for monitoring the Company’s cybersecurity risk management processes, including mitigation of cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of the Company’s management. In particular, the Director of IT and General Counsel are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes and technologies, and reviewing security assessments and other security-related reports. In addition, the General Counsel provides regular reports to the Audit Committee concerning the Company’s cybersecurity posture and significant threats and risks and the processes to address them.
Our security incident response plan (“SIRP”) is designed to escalate certain cybersecurity incidents to members of the Company’s executive management team depending on the circumstances. The General Counsel, Director of IT, and relevant department heads work with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. The SIRP provides for escalation of potentially material cybersecurity incidents to the Audit Committee.

Item 2. Properties
Our corporate headquarters, pilot-scale plant and research and development laboratories are located in West Sacramento, California, where we occupy approximately 41,443 square feet of office, plant and laboratory space. Our leases for this facility were amended in August 2023 and will expire on December 31, 2033. We believe that the facility that we currently lease is adequate for our needs for the immediate future and that, should it be necessary, we can lease additional space to accommodate any future growth.
We also own a production facility in Sarnia, Ontario, Canada. This facility, Origin 1, is on approximately two acres of land and contains a construction trailer complete with approximately 15,476 square feet of office space. The land is owned and the offices are leased by our wholly owned subsidiary, Origin Materials Canada Pioneer Limited.
We completed the purchase of approximately 183 acres in Geismar, Louisiana for Origin 2 in third quarter 2022 in the amount of $8.5 million.
Item 3. Legal Proceedings
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock and Public Warrants are listed on NASDAQ under symbols “ORGN” and “ORGNW”, respectively. The following table sets forth the high and low sales price per share of our common stock as reported in the consolidated transaction reporting system.
Holders
As of close of business on February 23, 2024, there were 37 holders of record of our Common Stock and 1 holder of record for our Public Warrants. The actual number of holders of our Common Stock and Public Warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.

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
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Origin is an innovative materials company with a mission to enable the world’s transition to sustainable materials. We have pioneered a technology that has the potential to replace petroleum-based materials with decarbonized materials in a wide range of end products, such as food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments, fuels, and more. We have also developed other products that can enhance sustainability, such as our 100% polyethylene terephthalate (“PET”) circular caps and closures that can enable fully-recyclable PET beverage containers and reduce waste through light-weighting, while providing enhanced performance such as greater oxygen and CO2 barrier properties that can increase shelf-life. These products complement our biomass conversion technology.
Our biomass conversion technology can convert sustainable feedstocks such as sustainably harvested wood residues, agricultural waste, wood waste, and even corrugated cardboard into materials and products that are currently made from fossil feedstocks such as petroleum and natural gas. The ability of our technology to use sustainable feedstocks that are not used in food production differentiates our technology from other sustainable materials companies that are limited to feedstocks used in food production such as vegetable oils or high fructose corn syrup and other sugars.
We believe that products made using Origin’s biomass conversion technology at commercial scales can compete directly with petroleum-derived products on both performance and price while being sustainable. Due to abundant and renewable wood supplies that have historically stable pricing, our cost of production when using these feedstocks is expected to be more stable than potential competing platforms that use other types of feedstocks. We believe that end products made at commercial scale using our biomass conversion technology and wood feedstocks will have a significant unit cost advantage over products made from other low carbon feedstocks.
We have developed a proprietary biomass conversion technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals CMF and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as oils and extractives and other co-products. At commercial scale, our biomass conversion technology with wood feedstocks is expected to be able to produce CMF and HTC with a negative carbon footprint. We believe these chemicals can replace petroleum-based inputs, lowering the carbon footprint of a wide range of materials without increasing cost or sacrificing performance.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Annual Report. Unless the context otherwise requires, references in this section to “Legacy Origin”, “Origin”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy Origin and its consolidated subsidiaries prior to the Business Combination and to Origin Materials, Inc. and its consolidated subsidiaries, following the Closing.
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
We continue to see favorable tailwinds for our technology and business model. We are actively exploring several federal programs funded by the Inflation Reduction Act, including the Department of Energy’s Advanced Industrial Facilities Deployment Program, or AIFD, and the Section 48C Advanced Manufacturing Tax Credit. These and other programs, many of which include climate and supply chain related directives, could provide positive momentum for us in securing additional funding for building plants and deploying our platform.

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
Basis of Presentation
We currently conduct our business through one operating segment and our historical results are reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. Dollars. Upon commencement of commercial operations, we expect to expand our operations substantially, including in the United States and Canada, and as a result, we expect Origin’s future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in Origin’s historical financial statements.
Components of Results of Operations
We are in the early stages of recognizing revenue and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.
Revenues
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
Cost of Revenues
Cost of revenues for product sales consists primarily of cost associated with the purchase of finished goods. Cost of revenues for service agreements is based on the actual cost incurred, which mainly consists of the direct cost from vendors and overhead costs such as payroll and benefit related to our employees who provide the services to customers.
Research and Development Expenses
To date, our research and development expenses have consisted primarily of development of CMF, HTC, levulinic acid, furfural, and oils and extractives, and the conversion of those chemical building blocks into products familiar to and desired by our customers, such as carbon black, furandicarboxylic acid (“FDCA”), polyethylene furanoate (“PEF”), paraxylene (“PX”), polyethylene terephthalate (“PET”), and PETF, which is a PET co-polyester incorporating FDCA and offering performance advantages over traditional PET plastic. Our research and development expenses also include personnel-related costs like stock-based compensation and professional fees, investments associated with the operations of the Origin 1 plant and planning and project development of the Origin 2 plant, including the material and supplies to support product development and process engineering efforts.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation and professional fees, including, the costs of accounting, audit, legal, regulatory and tax compliance.

Gain in Fair Value of Common Stock Warrants Liability
The gain in fair value of common stock warrants liability consists of the change in fair value of the Warrants (the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”). We expect to incur incremental income (expenses) for the fair value adjustments for the outstanding common stock warrants liability at the end of each reporting period or through the exercise of the warrants.
Gain in Fair Value of Earnout Liability
The gain in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Business Combination. We recognize incremental income (expense) for the fair value adjustments of the outstanding liability at the end of each reporting period.
Other Income (Expenses)
Our other income (expenses) consists of income from governmental grant programs, interest expenses for notes payable and other liabilities, interest income on marketable securities, realized gain or loss on marketable securities, investment fee, and income or expenses related to changes in the fair value of derivative assets and liabilities. We expect to incur incremental income (expenses) for the fair value adjustments of these assets and liabilities at the end of each reporting period.
Income Tax Expenses
Our income tax expenses consist of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. federal and state, net deferred tax assets and certain foreign net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not. We have released the valuation allowance previously recorded against some of the foreign net deferred tax assets as we believe it is more likely than not they will be recovered.

Results of Operations
Comparison of the year ended December 31, 2023 and 2022
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the year ended December 31, 2023 and 2022 together with the change in such items in dollars and as a percentage.

	Year Ended December 31,
(in thousands)	2023	2022	Variance $	Variance %
Revenues:
Products	$23,896	$—	$23,896	NA
Services	4,909	—	4,909	NA
Total revenues	28,805	—	28,805	NA
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,591	—	23,591	NA
Operating expenses
Research and development	21,351	14,141	7,210	51%
General and administrative	35,382	24,095	11,287	47%
Depreciation and amortization	3,363	711	2,652	373%
Total operating expenses	60,096	38,947	21,149	54%
Loss from operations	(54,882)	(38,947)	(15,935)	41%
Other income (expenses)
Interest income	6,303	8,825	(2,522)	(29)%
Interest expenses	(131)	—	(131)	NA
Gain (loss) in fair value of derivatives	69	(443)	512	(116)%
Gain in fair value of common stock warrants liability	29,531	21,988	7,543	34%
Gain in fair value of earnout liability	40,983	85,437	(44,454)	(52)%
Other income, net	838	1,709	(871)	(51)%
Total other income, net	77,593	117,516	(39,923)	(34)%
Income before income tax benefits	$22,711	$78,569	$(55,858)	(71)%
Revenues
Revenues increased $28.8 million during the year ended December 31, 2023 compared to 2022. The increase in revenue is primarily attributable to our supply chain activation program. The Company did not recognize any revenue prior to 2023.
Cost of Revenues
Cost of revenues increased $23.6 million during the year ended December 31, 2023 compared to 2022. The increase is primarily attributable to the purchases associated with the Company’s supply chain activation program. The Company had no cost of revenues prior to 2023.
Research and Development Expenses
Research and development expenses increased $7.2 million, or 51%, in 2023 compared to 2022. The increase is attributable to additional efforts in technical business development, patent advancement, product development and general research, mainly generated from additional headcount and related payroll costs.
General and Administrative Expenses
General and administrative expenses increased $11.3 million, or 47%, in 2023 compared to 2022. The increase is primarily driven by additional headcount, as well as facilities costs and external professional services related to legal, audit and regulatory compliance. In addition, the Company expensed the costs for process improvement associated with Origin 1 and is no longer capitalizing those expenses after Origin 1 was completed during the fourth quarter of 2023.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.7 million, or 373%, in 2023 compared to 2022. The increase is mainly driven by the completion of Origin 1 during fourth quarter when we moved the assets from construction in process to the proper categories and began depreciating.
Interest income
Interest income decreased $2.5 million, or (29)%, in 2023 compared to 2022. The decrease is mainly driven by the amortization of premiums and discounts on marketable securities.
Gain (Loss) in fair value of derivatives, common stock warrants liability, and earnout liability
The Company recognized an aggregate gain related to the gain (loss) in fair values of derivatives, common stock warrants liability, and earnout liability of $70.6 million during year ended December 31, 2023 compared to an aggregate gain of $107.0 million during 2022. The aggregate gain related to the change in fair values decreased $36.4 million during year ended December 31, 2023. The decrease in the gain related to the change in fair value of earnout liability of $44.4 million is the result of the revaluation of the earnout liability with the fair value of such liability decreasing less in 2023 as compared to 2022. The $7.5 million increase in the gain from change in fair value of common stock warrants liability is the result of a larger decrease in the underlying fair value of common stock warrants in 2023 as compared to 2022. The fair values are driven by the value of the Company’s stock price. The increase of $0.5 million in the gain from change in fair value of derivative liabilities was associated with our foreign currency exchange purchases or sales.
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
We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest income, (iv)interest expenses, (v) change in fair value of derivative, (vi) change in fair value of common stock warrants liability, (vii) change in fair value of earnout liability, (viii) other income, net, (ix) income tax benefits, and (x) cash severance.

	Year ended December 31,
(in thousands)	2023	2022
Net income	$23,798	$78,569
Stock based compensation (1)	9,400	7,235
Depreciation and amortization	3,363	711
Interest income	(6,303)	(8,825)
Interest expenses	131	—
(Gain) loss in fair value of derivatives	(69)	443
Gain in fair value of common stock warrants liability	(29,531)	(21,988)
Gain in fair value of earnout liability	(40,983)	(85,437)
Other income, net	(838)	(1,709)
Income tax benefits	(1,087)	—
Cash severance (1)	484	—
Adjusted EBITDA	$(41,635)	$(31,001)
(1) Please see Note 15- Stockholder's Equity to the consolidated financial statements in Item 8 of this Annual Report for further details.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of common stock, and governmental grant programs. Origin had $158.3 million in cash, cash equivalents, and marketable securities as of December 31, 2023. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We recently began generating revenue from our business operations. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
We will require a significant amount of cash for capital expenditures as we invest in the operation of Origin 1 and development of the Origin 2 plant, and additional research and development. In addition to our cash on hand, we anticipate that we will need substantial additional project financing, including from strategic partners, and government incentives to meet our financial projections, execute our growth strategy and expand our manufacturing capability. We anticipate that we will also enter into additional strategic partnerships to finance the construction of our Origin 2 plant. Our ability to obtain financing for the construction of future plants may depend in part on our ability to first enter into customer agreements sufficient to demonstrate adequate demand to justify the construction of such plants. We may also raise additional capital through equity offerings or debt financings, as well as through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties. Our future capital requirements will depend on many factors, including actual construction costs of the Origin 2 plant and the operation cost of Origin 1, changes in the costs in our supply chain, expanded operating activities and our ability to secure customers. If our financial projections are inaccurate, we may need to seek additional equity or debt financing from outside sources, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be harmed.
We expect to continue to incur operating losses in the near term as our operating and capital expenses are needed to support the growth of the business. We expect that our general and administrative expenses will continue to increase as we develop our all-PET cap and closure business, increase our spending on strategic partnerships, increase our sales and marketing activities, produce materials and operate as a public company.
Indebtedness
As of December 31, 2023 and 2022, we had $7.3 million and $7.2 million of indebtedness under a Canadian government program, respectively, of which zero and $0.8 million was received during the year ended December 31, 2023 and 2022, respectively. Additionally, as of December 31, 2023, we had liability balances consisting of $3.5 million notes payable, long-term, $1.7 million notes payable, short-term, $0.8 million unpaid accrued interest recorded in other liabilities, current,

$5.7 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term. As of December 31, 2022, we had liability balances consisting of $5.8 million notes payable with unpaid accrued interest, $5.4 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an "Offtake Agreement," a type of agreement that generally provided for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting both principal and interest of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the note. At December 31, 2023, the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of $0.8 million was included in other liabilities, current. At December 31, 2022, the note principal balance was $5.2 million with outstanding accrued interest of $0.6 million.
Prepayments
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to 150% of the prepayment amount—i.e., $7.5 million. The application of the credit to purchases would continue until the foregoing amount was fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.61% at December 31, 2023) and matures five years from the commercial operation date of Origin 1. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. At December 31, 2023 and December 31, 2022 the total amount outstanding was $5.1 million plus accrued interest of $0.6 million and $0.3 million, respectively, was recorded in other liabilities, long-term.
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2023 and 2022, the total amount outstanding on this agreement was $2.5 million was recorded in other liabilities, long-term. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold.

Cash Flows for the year ended December 31, 2023 Compared to the year ended December 31, 2022
The following table shows a summary of cash flows for the year ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(60,355)	$(26,092)
Net cash provided by investing activities	26,232	88,847
Net cash provided by financing activities	146	1,248
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	1,131	(2,782)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(32,846)	$61,221
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $60.4 million. Non-cash income recognized for the $41.0 million change in the fair value of earnout liability and $29.5 million for the change in fair value of common stock warrants liability were deducted from net income of $23.8 million, in addition to the $15.2 million increase in accounts and other receivables and the $12.8 million increase in other long-term assets. These adjustments were partially offset by additions for non-cash charges of $9.4 million for stock-based compensation and $3.4 million for depreciation and amortization, as well as $5.9 million for the increase in accrued expenses.

Net cash used in operating activities for the year ended December 31, 2022 was $26.1 million. Non-cash income recognized for the $85.4 million change in the fair value of earnout liability and $22.0 million for the change in fair value of common stock warrants liability were deducted from net income of $78.6 million, in addition to the $1.7 million increase in accounts and other receivables and the $5.0 million increase in other long-term assets. These adjustments were partially offset by additions for non-cash charges of $7.2 million for stock-based compensation and $0.7 million for depreciation and amortization.
Cash Provided by Investing Activities
Net cash provided by investing activities was $26.2 million for the year ended December 31, 2023, compared to net cash provided by investing activities of $88.8 million in 2022. Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment, intangible assets, and purchases and maturities of our marketable securities. We expect the costs to acquire property, plant and equipment to decrease substantially following completion of construction of Origin 1. The change was primarily related to increased purchases of property, plant and equipment of $18.5 million in 2023 compared to 2022. We also made deposits of $7.9 million in 2023 included in other long-term assets to secure a license to technologies that can be used to produce high margin downstream products. The increased net purchases of marketable securities of $13.5 million, offset by a decrease in maturities of marketable securities of $22.9 million in 2023 as compared to 2022.
The Company had substantial activities related to the development of Origin 1 prior to its completion in fourth quarter 2023, which is the main driver of the variation in cash used in investing activities between the two periods.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of December 31, 2023, consisted of:
•The operating cost of Origin 1 and project development cost of Origin 2, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements or debt financings, which have not yet been secured.
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. Operating lease liabilities of $0.4 million is short term and the remaining $4.2 million is related to long-term. For additional information regarding our operating lease liabilities, see Note 17-Leases to the consolidated financial statements in Item 8 of this Annual Report.
•In the near-term, the Company also expects to make payments related to the repayment agreement associated with the notes payable. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 10- Notes Payable to the consolidated financial statements in Item 8 of this Annual Report.
•Additionally, the Company is anticipated to make payment related to the amended repayment agreements associated with the prepayment recorded in the other liabilities, long-term. The repayment amount including both principal and accrued interest of $2.2 million is due on March 1, 2024, $1.6 million is due on September 1, 2024, and $2.1 million is due on March 1, 2025. Unlike the repayment agreement above, this prepayment cannot be used to credit against the purchase of products. For additional information regarding this repayment, see Note 11- Other Liabilities, Long-term to the consolidated financial statements in Item 8 of this Annual Report
•Furthermore, the Company has a prepayment agreement with a counterparty with $2.5 million due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. On February 5, 2024, the parties to the prepayment agreement entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold. For additional information regarding this repayment, see Note 11- Other Liabilities, Long-term to the consolidated financial statements in Item 8 of this Annual Report.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report. We have the critical accounting policies and estimates which are described below.
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Business Combination. The Company recorded these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The determination of the fair value involves certain judgments and estimates. These judgments include, but are not limited to, the probability of achievement of the market conditions, expected volatility of the Company’s common stock, and the appropriate discount rate. Therefore, the Company considers this is a critical accounting estimate. For additional information regarding an earnout liability, see Note 12- Earnout Liability to the consolidated financial statements in Item 8 of this Annual Report.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or service to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our product revenue and service agreements, we perform the following steps:
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
Our service agreements are customized, specified, and often include various stages at which transaction prices are agreed to. These service agreements often include multiple performance obligations within each stage. We identify each performance obligation at contract inception and allocate the consideration to each distinct performance obligation based on the stand-alone selling price of each performance obligation. Our services are tailored to each individual customer and the stand-alone selling prices are not directly observable. As our service agreements include customers that are not in similar geographic markets and for different services, therefore the Company uses the expected cost plus margin approach to estimate the stand-alone selling price for each of our performance obligations. We recognize revenue from the service agreements over the period during which the services are performed and recognize the associated costs as they are incurred.
In general, we recognize revenue when, or as, our performance obligations under the terms of a contract with our customer are satisfied. The Company considers this is a critical accounting policy and estimate.
Recent Accounting Pronouncements
See Note 3 to the consolidated financial statements in this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023 and 2022, we had cash and cash equivalents and marketable securities of $158.3 million and $323.8 million, respectively, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities. As such, management believes that the Company is not exposed to significant interest rate risk.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while our Canadian subsidiaries’ functional currency is the Canadian dollar. This can expose us to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Certain marketable debt securities may be denominated in foreign currencies. At December 31, 2023, we had marketable debt securities denominated in U.S. dollar, Australian dollar, and British pound sterling. We pursue our objective of limiting foreign currency exposure by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations and comprehensive income. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Origin Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of Origin Materials, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related Consolidated Statements of Operations and Comprehensive Income, Stockholders’ Equity and Cash Flows, for year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues — Service Agreements — Refer to Notes 3 and 4 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from product sales and service agreements. For service agreements, transaction prices are agreed to at the stage level and often include more than one performance obligation per stage. The Company identifies each performance obligation at contract inception and allocates the consideration to each distinct performance obligation based on the stand-alone selling price of each performance obligation. The accounting for these agreements involves judgement, particularly as it relates to the process of estimating total costs and profit for the performance obligation. The Company recognizes revenue when, or as, the performance obligations under the terms of a contract with customers are satisfied.

Given the judgments necessary to estimate total costs and profit for each performance obligation used to recognize revenue for service agreements, auditing such estimates required a high degree of auditor judgement and subjectivity and increased extent of effort. Accordingly, we identified the estimation of total costs and profit for each performance obligation used to recognize revenue in service agreements as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of total costs and profit for each performance obligation used to recognize revenue in service agreements included the following, among others:

•We performed the following on the Company’s single service agreement for which revenue was recognized for the year ended December 31, 2023:

•Obtained the executed contract, obtained an understanding of the contract through inquiries with management, and evaluated whether management properly documented the terms of the contract in accordance with ASC 606.

•Compared the transaction prices allocated to each stage with the executed contract.

•Evaluated the estimates of total cost and profit for the performance obligation by comparing costs incurred to date to the costs management estimated to be incurred to date.

•Tested the mathematical accuracy of the Company’s calculation of revenue for the allocation of the transaction price to the performance obligations that were satisfied during the year ended December 31, 2023.

•Inspected completed deliverables for stages which performance obligations were satisfied as of December 31, 2023 and performed corroborating inquiry with the Company’s project manager regarding the costs associated with each of these completed performance obligations and forecasted costs for incomplete performance obligations.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California
March 4, 2024

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Origin Materials, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Origin Materials, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP
We served as the Company's auditor from 2020 to 2023.

San Jose, California
February 23, 2023

ORIGIN MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$75,502	$107,858
Restricted cash	—	490
Marketable securities	82,761	215,464
Accounts receivable and unbilled receivable, net	16,128	—
Other receivables	3,449	4,346
Inventory	912	—
Prepaid expenses and other current assets	8,360	3,341
Total current assets	187,112	331,499
Property, plant, and equipment, net	243,118	154,183
Operating lease right-of-use asset	4,468	2,779
Intangible assets, net	121	160
Deferred tax assets	1,261	—
Other long-term assets	25,754	5,079
Total assets	$461,834	$493,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,858	$10,384
Accrued expenses	7,689	8,414
Operating lease liabilities, current	367	619
Notes payable, short-term	1,730	—
Other liabilities, current	918	51
Derivative liability	300	344
Total current liabilities	12,862	19,812
Earnout liability	1,783	42,533
Canadian Government Research and Development Program liability	7,348	7,185
Common stock warrants liability	1,341	30,872
Notes payable, long-term	3,459	5,847
Operating lease liabilities	4,207	2,249
Other liabilities, long-term	8,327	8,297
Total liabilities	39,327	116,795

Commitments and contingencies (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 145,706,531 and 143,034,225, issued and outstanding as of December 31, 2023 and 2022, respectively (including 4,500,000 Sponsor Vesting Shares)	15	14
Additional paid-in capital	382,854	371,072
Retained earnings	45,570	21,772
Accumulated other comprehensive loss	(5,932)	(15,953)
Total stockholders’ equity	422,507	376,905
Total liabilities and stockholders’ equity	$461,834	$493,700
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022
Revenues:
Products	$23,896	$—
Services	4,909	—
Total revenues	28,805	—
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,591	—
Operating expenses
Research and development	21,351	14,141
General and administrative	35,382	24,095
Depreciation and amortization	3,363	711
Total operating expenses	60,096	38,947
Loss from operations	(54,882)	(38,947)
Other income (expenses)
Interest income	6,303	8,825
Interest expenses	(131)	—
Gain (loss) in fair value of derivatives	69	(443)
Gain in fair value of common stock warrants liability	29,531	21,988
Gain in fair value of earnout liability	40,983	85,437
Other income, net	838	1,709
Total other income, net	77,593	117,516
Income before income tax benefits	22,711	78,569
Income tax benefits	1,087	—
Net income	$23,798	$78,569
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax	$6,355	$(8,014)
Foreign currency translation adjustment, net of tax	3,666	(6,688)
Total other comprehensive income (loss)	10,021	(14,702)
Total comprehensive income	$33,819	$63,867
Net income per share, basic	$0.17	$0.57
Net income per share, diluted	$0.17	$0.55
Weighted-average common shares outstanding, basic	139,718,385	137,563,877
Weighted-average common shares outstanding, diluted	142,658,423	142,146,767
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	141,301,569	$16	$361,542	$(56,797)	$(1,251)	$303,510
Common stock issued upon exercise of stock options	1,412,226	—	401	—	—	401
Vested common stock awards	320,430	(2)	—			(2)
Stock-based compensation	—	—	9,129	—	—	9,129
Net income	—	—	—	78,569	—	78,569
Other comprehensive loss	—	—	—	—	(14,702)	(14,702)
Balance at December 31, 2022	143,034,225	14	371,072	21,772	(15,953)	376,905
Common stock issued upon exercise of stock options	959,143	—	146	—	—	146
Vested common stock awards	1,713,163	1	—	—	—	1
Stock-based compensation	—	—	11,636	—	—	11,636
Net income	—	—	—	23,798	—	23,798
Other comprehensive income	—	—	—	—	10,021	10,021
Balance at December 31, 2023	145,706,531	$15	$382,854	$45,570	$(5,932)	$422,507

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$23,798	$78,569
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,363	711
Amortization on right-of-use asset	615	582
Stock-based compensation	9,400	7,235
Realized gain on marketable securities	(1,018)	—
Amortization of premium and discount of marketable securities, net	3,750	—
Change in fair value of derivative	(69)	443
Change in fair value of common stock warrants liability	(29,531)	(21,988)
Change in fair value of earnout liability	(40,983)	(85,437)
Deferred tax benefits	(1,246)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(15,230)	(1,734)
Inventory	(912)	—
Prepaid expenses and other current assets	(4,994)	432
Other long-term assets	(12,761)	(5,017)
Accounts payable	909	26
Accrued expenses	4,985	485
Operating lease liability	(534)	(572)
Other liabilities, current	65	(329)
Other liabilities, long-term	38	502
Net cash used in operating activities	(60,355)	(26,092)
Cash flows from investing activities
License prepayment within other long-term assets	(7,913)	—
Purchases of property, plant, and equipment	(102,188)	(83,691)
Purchases of marketable securities	(3,626,305)	(3,823,407)
Sales of marketable securities	3,605,216	3,815,859
Maturities of marketable securities	157,422	180,331
Capitalized interest on plant construction	—	(245)
Net cash provided by investing activities	26,232	88,847
Cash flows from financing activities
Proceeds from Canadian Government Research and Development Program	—	849
Proceeds from exercise of stock options	146	399
Net cash provided by financing activities	146	1,248
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	1,131	(2,782)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(32,846)	61,221
Cash and cash equivalents, and restricted cash, beginning of the period	108,348	47,127
Cash and cash equivalents, and restricted cash, end of the period	$75,502	$108,348
Supplemental disclosure of cash flow information
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,308	$1,687
Stock-based compensation capitalized into property, plant, and equipment	$2,236	$1,894
Purchases of fixed assets included in accounts payable and accrued expenses	$1,939	$17,085
Accrued interest capitalized into property, plant, and equipment	$367	$—
Cash paid during the period:
Income taxes payment	$129	$—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Business
Unless the context otherwise requires, references in these notes to “Origin”, “the Company”, “we”, “us” and “our” and any related terms are intended to mean Origin Materials, Inc. and its consolidated subsidiaries.
In June 2021, Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, completed a business combination and merger with Micromidas, Inc., a Delaware corporation (now known as Origin Materials Operating Inc., (“Legacy Origin”)), Pursuant to the terms of the Merger Agreement (a business combination between Artius and Legacy Origin, the “Merger Agreement”) under which Legacy Origin became a wholly-owned subsidiary of Artius (the “Merger”) and Artius changed its name to Origin Materials, Inc. (collectively with its subsidiaries, the “Company”). The Company's mission to help enable the world’s transition to sustainable materials. Our innovative technologies include all-PET caps and closures that bring recycling circularity and enhanced performance to a greater than $65 billion market, specialty materials, and our patented biomass conversion platform that transforms carbon into sustainable materials for a wide range of end products addressing a ~$1 trillion market including food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments and more. The Company’s biomass conversion technology can transform sustainable feedstocks, such as sustainably harvested wood, agricultural waste, wood waste and corrugated cardboard, into materials and products that are currently made from fossil feedstocks, such as petroleum and natural gas.
The Company achieved the mechanical completion of its first manufacturing plant in Ontario, Canada (“Origin 1”), the world’s first commercial chloromethylfurfural (“CMF”) plant, and the plant is currently fully operational. The Company is also currently in the planning phase for the construction of a significantly larger manufacturing plant (“Origin 2”).
2.Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of revenues, costs and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, valuation of the earnout liability, carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, probabilities of achievement of performance conditions on performance stock awards. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash, cash equivalents, and marketable securities accounts with financial institutions where, at times, deposits exceed federal insurance limits. Management believes that the Company is not currently exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. While the Company has not experienced losses of these deposits to date, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. For accounts receivable, as of December 31, 2023, our top two customers from product sales, in the aggregate, accounted for approximately 67% of total accounts receivable outstanding balances and accounted for approximately 77% of total revenue for the year ended December 31, 2023.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such funds in cash deposits and money market accounts.
Restricted cash consists of cash held in a control account as collateral for the Company’s escrow services and standby letter of credit. These restricted cash balances have been excluded from cash and cash equivalents balance in the consolidated balance sheets based on the contractual terms.
The Company entered into an escrow agreement on September 27, 2019 for $1.3 million, whereby the funds would be used for construction and transportation services in connection with Origin 1. At December 31, 2023 and 2022, the escrow account had a balance of zero and $0.3 million, respectively. On June 27, 2023, the Company began startup of the Origin 1 facility. Therefore, those funds are no longer restricted and have been released.
The Company had a standby letter of credit, whereby the funds were used for the completion of work, services, and improvements in connection with Origin 1. The standby letter of credit matured and automatically renewed in October of each year. At December 31, 2023 and 2022, the standby letter of credit was zero and $0.2 million, respectively. On June 27, 2023, the Company began startup of the Origin 1 facility. Therefore, those funds are no longer restricted and have been released.
Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$75,502	$107,858
Restricted cash	—	490
Total cash, cash equivalents, and restricted cash	$75,502	$108,348
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component in the consolidated statements of operations and comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income, net in the consolidated statements of operations and comprehensive income, and any remaining unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of interest income within other income (expenses).
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
The fair values of cash equivalents and the Common Stock Warrants which are publicly traded are level 1 inputs. The fair value of the Common Stock Warrants which are not publicly traded, marketable securities, and foreign currency derivative contracts are level 2 inputs as the Company uses quoted market prices or alternative pricing sources and models utilizing observable market inputs. The earnout liability was estimated using Level 3 inputs.
Accounts Receivable and unbilled services, net
We record accounts receivable at the stated amount of the transactions with our customers, and we do not charge interest. The allowance for credit losses, known as the Current Expected Credit Losses (“CECL”) model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. As of December 31, 2023 and 2022, we do not have any allowance for credit losses. Unbilled receivables arise when the timing of cash collected from customers differs from the timing of revenue recognition for the obligations performed.

	December 31, 2023	December 31, 2022
Accounts receivable, gross	$15,204	$—
Allowance for credit loss	—	—
Unbilled receivable	924	—
Accounts receivable, net	$16,128	$—

Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax (“HST”) and goods and services tax (“GST”) for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined using a weighted-average cost approach, assuming full absorption of direct and indirect manufacturing costs, or based on cost of purchasing from our vendors. If inventory costs exceed expected net realizable value due to obsolescence or lack of demand, valuation adjustments are recorded for the difference between the cost and the expected net realizable value.
Property, Plant, and Equipment
Additions to property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated economic useful lives of the respective assets. The estimated useful lives of assets are as follows:

Computer equipment and software	3 years
Lab equipment	5 years
Furniture, fixtures, and machinery	5 years
Land improvements and infrastructure	20 years
Manufacturing equipment and pilot plant	25 years
Buildings	40 years
Land is non-amortizing. Computer equipment and software includes an immaterial amount of internal use software. Major additions and improvements are capitalized, while replacements, repairs, and maintenance that do not extend the life of an asset are charged to expenses.
Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to income or loss from operations. Costs incurred to acquire, construct or install property, plant, and equipment during the construction stage of a capital project and costs capitalized in conjunction with major improvements that have not yet been placed in service are recorded as construction in progress, and accordingly are not currently being depreciated. The Company capitalizes stock-based compensation expenses and interest cost incurred on funds used to construct property, plant and equipment.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended December 31, 2023 and 2022, no impairment was identified.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share.

As of December 31, 2023, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants as of Dec 31, 2023.
The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the gain in fair value of common stock warrant liabilities within the consolidated statements of operations and comprehensive income at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Merger (Note 12). The Company recorded these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.
Leases
We determine if an arrangement is a lease at inception. Where an arrangement is a lease, we determine if it is an operating lease or a finance lease. The Company has leases for office space and equipment, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company accounts for its leases under ASC 842, Leases. The Company recognizes a right-of-use (“ROU”) asset and lease liability for leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain to be exercised.
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

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or service to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our product revenue and service agreements, we perform the following steps:
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
Our service agreements are customized, specified, and often include various stages at which transaction prices are agreed to. These service agreements often include multiple performance obligations within each stage. We identify each performance obligation at contract inception and allocate the consideration to each distinct performance obligation based on the stand-alone selling price of each performance obligation. Our services are tailored to each individual customer and the stand-alone selling prices are not directly observable. As our service agreements include customers that are not in similar geographic markets and for different services, therefore the Company uses the expected cost plus margin approach to estimate the stand-alone selling price for each of our performance obligations. We recognize revenue from the service agreements over the period during which the services are performed and recognize the associated costs as they are incurred.
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
For service agreements, the timing of satisfying performance obligations may differ from the timing of the invoicing of customers and the receipt of customer payments. The Company records a receivable prior to payment if there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records contract liability (deferred income) until the performance obligations are satisfied.
Revenue is recorded in an amount that reflects that consideration we expect to be entitled to in exchange for those goods or services. We have elected to treat shipping and handling activities as fulfillment costs.
Cost of revenues
Cost of revenues for product sales consists primarily of cost associated with the purchase of finished goods. Cost of revenues for service agreements is based on the actual cost incurred, which mainly consists of the direct cost from vendors and overhead costs such as payroll and benefit related to our employees who provide the services to customers.
Research and Development Cost
Costs related to research and development are expensed as incurred.
Stock-Based Compensation
The Company has issued common stock awards under three equity incentive plans. Origin measures stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognizes compensation expenses of those awards over the requisite service period, which is generally the vesting period of the respective award. In addition, the Company capitalizes stock-based compensation related to employees whose costs are necessary to bring the asset to its intended use. For awards with performance conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. Origin applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Origin estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model and the grant date closing stock price for RSU awards and performance awards. The Black-Scholes option-pricing model requires the use of highly subjective assumptions including:
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
Workforce Reduction Costs
In November 2023, we announced a plan for a workforce reduction of approximately 30% of our total workforce to realign and optimize our workforce requirements in alignment with our refined corporate strategy. The Company aims to focus on cash conservation and affected an organizational realignment to reflect the deferral of research programs with longer-term economic impacts and the acceleration of higher margin revenue opportunities. Workforce reduction costs primarily consisted of severance and benefits costs associated with the workforce reduction in November 2023 (see Note 15). As of December 31, 2023, we do not expect to record any significant future charges related to the workforce reduction plan.
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for non-monetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. These amounts are included in other income, net, of the consolidated statements of operations and comprehensive income.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive income (loss).
Basic and Diluted Net Income Per Share
Basic net income per common share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net income per share calculation, common stock options, RSU awards, performance stock awards, warrants, earnout shares, and Sponsor Vesting Shares (as defined in Note 12) are considered to be potentially dilutive securities. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.
Reclassifications
Certain amounts on the consolidated balance sheets as of December 31, 2022 have been condensed to conform with the current presentation for the year ended December 31, 2023.
Segment Reporting
The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Co-Chief Executive Officers are the CODM. As of and for the year ending December 31, 2023, the Company’s CODM has made such decisions and assessed performance at the Company level.
As of December 31, 2023 and 2022, the Company had $206.1 million and $157.2 million, respectively, of assets located outside of the United States.
3.Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (“Topic 815”). This update clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023. The Company adopted the new standard as of January 1, 2023. The adoption of the standard had no material impact on the Company’s financial results.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”) - Improvements to Reportable Segment Disclosures, which updates disclosures about a public entity’s reportable segments, including more detailed information about a reportable segment’s expenses. The amendments in this update require that we disclose (i) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (iii) annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (iv) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, we may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (v) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. This guidance is required to be applied retrospectively to all prior periods presented in the financial statements. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in our notes to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures, to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update require that on an annual basis we (i) disclose specific categories in the rate reconciliation, (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate), (iii) disclose additional information about income taxes paid and expensed disaggregated by federal, state, and foreign taxes, and (iv) disclose income (loss) from continuing operations before income tax expense disaggregated between domestic and foreign. The guidance should be applied on a prospective basis however a retrospective application is permitted. The guidance is effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in our notes to the consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.
4.Revenue
The Company began to recognize revenue during the year ended December 31, 2023. We recognize revenue when, or as, our performance obligations under the terms of a contract with our customer are satisfied. We generally procure, will produce, and sell product to be utilized in the manufacturing of finished products, for which we recognize revenue upon shipment. Our service contracts generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration. We recognize revenue from the service agreements over the period during which the services are performed.
The Company did not receive payment before the provision of services during the year ended December 31, 2023 and 2022. Therefore, deferred income is zero as of December 31, 2023 and 2022.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,502	$—	$—	$75,502
Marketable securities	—	82,761	—	82,761
Total fair value	$75,502	$82,761	$—	$158,263
Liabilities:
Common stock warrants (Public)	$913	$—	$—	$913
Common stock warrants (Private Placement)	—	428	—	428
Earnout liability	—	—	1,783	1,783
Derivative liability	—	300	—	300
Total fair value	$913	$728	$1,783	$3,424

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash	$108,348	$—	$—	$108,348
Marketable securities	—	215,464	—	215,464
Total fair value	$108,348	$215,464	$—	$323,812
Liabilities:
Common stock warrants (Public)	$21,015	$—	$—	$21,015
Common stock warrants (Private Placement)	—	9,856	—	9,856
Earnout liability	—	—	42,533	42,533
Derivative liability	—	344	—	344
Total fair value	$21,015	$10,200	$42,533	$73,748
The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. The cash, cash equivalents and public common stock warrants are categorized as Level 1 instruments as the fair value was determined based on the unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The marketable securities and derivative liability are categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the marketable securities in an over-the-counter market on the last business day of the year. The common stock warrants are classified within Level 1 or Level 2 because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Artius Acquisition Partners LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 12). A gain of $41.0 million and $85.4 million during the year ended December 31, 2023 and 2022, respectively, was recorded on the consolidated statements of operations and comprehensive income in the gain in fair value of earnout liability.
The following table summarized the activities for the earnout liability:

	December 31, 2023	December 31, 2022
Balance at beginning of period	$42,533	$127,757
Changes in fair value of earnout liability	(40,983)	(85,437)
Other	233	213
Balance at end of period	$1,783	$42,533
As of December 31, 2023 and 2022, the carrying values of accounts receivable, accounts payable, accrued liabilities and deferred income approximate their respective fair values due to their short-term nature. We have determined the fair value of notes payable approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$21,869	$26	$(847)	$21,048
Asset-backed securities	52,199	26	(2,289)	49,936
U.S. government and agency securities	11,706	—	(270)	11,436
Foreign government and agency securities	372	—	(31)	341
Total marketable securities	$86,146	$52	$(3,437)	$82,761

	As of December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,568	$38	$—	$17,606
Corporate bonds	115,134	—	(4,923)	110,211
Asset-backed securities	70,825	8	(3,885)	66,948
U.S. government and agency securities	19,308	—	(917)	18,391
Foreign government and agency securities	375	—	(37)	338
Municipal/provincial bonds and other	2,000	—	(30)	1,970
Total marketable securities	$225,210	$46	$(9,792)	$215,464
The realized gains and losses are included in other income, net in the consolidated statements of operations and comprehensive income.
We sold marketable securities for proceeds of $3,605.2 million and $3,815.9 million during the year ended December 31, 2023 and 2022, respectively. As a result of those sales, we realized a gain of $1.0 million and a loss of $1.0 million during the year ended December 31, 2023 and 2022, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in unrealized loss position was $73.2 million and $193.5 million as of December 31, 2023 and 2022, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of December 31, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$20,756	$292	$—	$21,048
Asset-backed securities	238	1,806	47,892	49,936
U.S. government and agency securities	8,929	—	2,507	11,436
Foreign government and agency securities	341	—	—	341
Total marketable securities	$30,264	$2,098	$50,399	$82,761

	As of December 31, 2022
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$17,606	$—	$—	$17,606
Corporate bonds	74,797	35,414	—	110,211
Asset-backed securities	1,907	4,833	60,207	66,947
U.S. government and agency securities	7,719	7,480	3,192	18,391
Foreign government and agency securities	—	338	—	338
Municipal/provincial bonds and other	1,971	—	—	1,971
Total marketable securities	$104,000	$48,065	$63,399	$215,464
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). During the year ended December 31, 2023 and 2022, the Company recognized a net gain of $0.1 million and a net loss of $0.4 million, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of December 31, 2023 and 2022 was $14.7 million and $21.2 million, respectively.
6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	Estimated useful lives	December 31, 2023	December 31, 2022
Land		$11,356	$11,358
Land improvements and infrastructure	20 years	62,930	—
Manufacturing equipment and pilot plant	25 years	116,754	4,599
Computer equipment and software	3 years	1,629	598
Lab equipment	5 years	3,468	2,526
Furniture, fixtures, and machinery	5 years	1,094	948
Total		197,231	20,029
Less accumulated depreciation and amortization		(8,136)	(4,693)
Construction in process		54,023	138,847
Total property, plant, and equipment, net		$243,118	$154,183
For the year ended December 31, 2023 and 2022, depreciation and amortization expense totaled $3.3 million and $0.7 million, respectively.
During the year ended December 31, 2023 and 2022, the Company capitalized $1.5 million and $1.1 million, respectively, of interest cost into property, plant and equipment related to Origin 1. Interest capitalization ceased during the fourth quarter of the current year as Origin 1 was completed. During the year ended December 31, 2023 and 2022, the Company capitalized into property, plant and equipment, $2.3 million and $1.9 million, respectively, of stock-based compensation related to employees whose costs were necessarily incurred to bring the asset to its intended use. The stock-based compensation expense in 2023 includes a portion of the expense associated with the accelerated vesting of certain equity awards as part of the workforce reduction affected in November 2023.

7.Intangible Assets
Intangible assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Patents	$413	$404
Less accumulated amortization	(292)	(244)
Total intangible assets	$121	$160

The weighted average remaining useful life of the patents was 3.41 years. For the year ended December 31, 2023 and 2022, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
8.Consortium Agreement
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
In August 2018, the agreement was amended, whereby a Legacy Origin Series C preferred stock investor (the “Legacy Origin Series C Investor”, and collectively with the two Legacy Origin Series B investors, the “Legacy Origin Investors”) was added to the agreement and committed to invest $1.5 million of research and development in the consortium. As of December 31, 2023, the Legacy Origin Series C Investor had not invested any funds in the consortium.
In 2020, an additional counterparty was added to the consortium agreement. During the year ended December 31, 2023 and 2022, the Company did not receive any funds under the consortium agreement.
9.Inventory
Inventory balances consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Finished goods	$24	$—
Raw materials	888	—
Total	$912	$—
10.Notes Payable
The Company maintains eight separate offtake supply agreements (the “Offtake Agreements”). Two of the eight Offtake Agreements are with the same customer and pertain to supply of product from Origin 1 and Origin 2, respectively.

Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to one of these Offtake Agreements, which Legacy Origin entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the customer amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the customer further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the customer to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At December 31, 2023 the total note principal outstanding was $5.2 million of which $3.5 million was included in notes payable, long-term, $1.7 million notes payable, short-term, and $0.8 million unpaid accrued interest recorded in other liabilities, current. At December 31, 2022, the note principal balance was $5.2 million with outstanding accrued interest of $0.6 million was included in notes payable, long-term. In addition, the amendment reflected the customer’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
11.Other Liabilities, Long-term
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. The prepayment is to be made in two equal installments: the first $2.5 million was paid in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2023 and 2022, the total amount outstanding on this agreement was $2.5 million. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold.
Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The agreement was amended in 2019 and added the accrued interest of $0.1 million to the principal balance. As a result, the aggregate principal amount became $5.1 million. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically, by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases were not sufficient to recover the advances, the application of the credit to purchases as payment of the advances would continue until fully repaid. The prepayment is secured by an agreement that was to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The agreement is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the agreement bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.61% at December 31, 2023) and matures five years from the commercial operation date of Origin 1, which is defined by the plant’s actual production of a certain volume of product as well as its capacity to produce a certain annual volume of product. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. At December 31, 2023 and 2022, the total amount outstanding was $5.1 million and accrued interest outstanding was $0.6 million and $0.3 million, respectively.

12.Earnout Liability
As additional consideration for the Merger, within ten business days after the occurrence of a “Triggering Event,” as defined below, the Company shall issue or cause to be issued to each Legacy Origin stockholder a certain number of shares of the Company Class A Common Stock. The number of such shares is equal to the product of (i) the number of shares of Company Common Stock, Company Series A Preferred Stock, Company Series B Preferred Stock, Company Series C Preferred Stock, and the net number of shares of Company Capital Stock that would be issuable in respect of “Vested Company Options” in the event such options were exercised (on a net exercise basis with respect to only the applicable exercise price, immediately prior to the “Closing” and settled in the applicable number of shares of Company Common Stock, rounded down to the nearest whole share) held by such Legacy Origin stockholder as of immediately prior to the “Effective Time”; and (ii) the “Earnout Exchange Ratio” (such issued shares of Artius Class A Common Stock, collectively, the “Earnout Shares”), where “Vested Company Options,” “Closing,” “Effective Time,” and “Earnout Exchange Ratio” have the meanings set forth in the Merger Agreement. The Company cannot be required to issue more than 25,000,000 Earnout Shares in the aggregate. A Triggering Event is defined as the following:
(a)the volume weighted average price of Common Stock (“VWAP”) equaling on exceeding $15.00 for ten consecutive trading days during the three year period following the Closing Date;
(b)the VWAP equaling or exceeding $20.00 for ten consecutive trading days during the four year period following the Closing Date; or
(c)the VWAP equaling or exceeding $25.00 for ten consecutive trading days during the five year period following the Closing Date.
A Sponsor Letter Agreement was delivered in connection with the Merger such that 4.5 million of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject to forfeiture based on the same vesting requirements as the Earnout Shares. These shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 108% and 70%, and interest rate of 4.04% and 4.08% at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 the balance of the earnout liability was $1.8 million and $42.5 million, respectively. A gain of $41.0 million and $85.4 million for the year ended December 31, 2023 and 2022, respectively, was recorded on the consolidated statements of operations and comprehensive income in the change in the fair value of earnout liability.
13.Canadian Government Research and Development Program Liability
In April 2019, the Company entered into a contribution agreement related to the research and development and construction associated with the operation of Origin 1 in which the Company will participate in a Canadian government research and development program (the “R&D Agreement”). Pursuant to the R&D Agreement, the Company will receive funding for eligible expenditures incurred through March 31, 2023 up to the lesser of approximately 18.48% of eligible costs and $23.0 million (in Canadian dollars).

The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. At December 31, 2023 and 2022, the Company recorded a liability for the amount received of $7.3 million and $7.2 million, respectively, on the consolidated balance sheets in Canadian government research and development program liability.
14.Common Stock Warrants
As of December 31, 2023 and 2022, there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured on the December 31, 2023 and 2022 consolidated balance sheets at $1.3 million and $30.9 million, respectively, and a gain of $29.5 million and $22.0 million, respectively, was recorded on the consolidated statements of operations and comprehensive income.
15.Stockholders’ Equity
As of December 31, 2023 and 2022, 1,010,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2023, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. There were 145,706,531 and 143,034,225 shares of Common Stock (including 4,500,000 Sponsor Vesting Shares not indexed to equity) outstanding as of December 31, 2023 and 2022, respectively.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our Board, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our Board. As of December 31, 2023, the number of shares available for issuance under the ESPP was 5,639,944. Our Board made the decision not to increase the number of shares of Common Stock reserved for issuance under the ESPP as of January 1, 2024 as no stock has been offered or issued to employees under the ESPP to date. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
Equity Incentive Plans
The Company maintains the following equity incentive plans: the 2010 Stock Incentive Plan, the 2020 Equity Incentive Plan, and the 2021 Equity Incentive Plan, each as amended (together, the “Stock Plans”). Upon closing of the Merger, awards under the 2010 Stock Incentive Plan and 2020 Equity Incentive Plan were converted at the Exchange Ratio, which has the meaning set forth in the Merger Agreement, and the 2021 Equity Incentive Plan was adopted and approved.
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
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2023, the number of shares available for issuance under the 2021 Equity Incentive Plan was 28,761,816, and there were 10,244,412 shares available for grant. On January 1, 2024, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 1,242,387 shares pursuant to the 2021 Plan’s “evergreen” provision to a total of 30,004,203 shares.
The following tables summarize stock option activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2022	6,471,062	$0.17	7.29
Granted	—	—
Exercised	(959,143)	0.15
Forfeited / canceled	(33,909)	0.14
Balance as of December 31, 2023	5,478,010	$0.17	6.05
Vested and expected to vest at December 31, 2023	5,478,010	$0.17	6.05	$3,638
Vested and exercisable at December 31, 2023	3,501,925	$0.19	5.62	$2,263
During the years ended December 31, 2023 and 2022, the Company did not grant any stock options. As of December 31, 2023, there were 3,501,925 options exercisable. The total intrinsic value of the options exercised during the year ended December 31, 2023 and 2022 was $2.5 million and $8.5 million, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of December 31, 2023, the Company had stock-based compensation of $1.7 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 0.8 years.
The Company issued 2,920,732 of performance and market-based stock options during 2020. During the quarter ended March 31, 2021, the Company modified the vesting schedule of 529,119 of these performance and market-based stock options such that vesting of 1/48th per month would commence upon signing of the Business Combination. The Company entered into the Merger Agreement on February 16, 2021 resulting in the commencement of expense recognition related to these 529,119 options during the quarter ended March 31, 2021. For the remaining 2,391,613 performance and market-based stock options, expense commenced on the close date of the Merger, June 25, 2021, as that is the date when the performance condition was achieved.
The following table summarizes the RSU award and performance-based stock award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2022	6,371,950	$6.24
Granted - RSU awards	9,374,125	1.19
Granted - performance-based stock awards	455,368	0.93
RSU awards vested and converted to shares	(1,919,853)	5.49
Vested - performance-based stock awards	—	—
Forfeited - RSU awards	(680,036)	4.89
Forfeited - performance-based stock awards	(555,450)	6.81
Unvested balance at December 31, 2023	13,046,104	$2.54
Expected to vest	10,927,261

The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested during the year ended December 31, 2023 and 2022 was $2.7 million and $3.6 million, respectively. The number of RSU awards vested during 2023 totaled 1,919,853, of which the issuance of 165,956 common shares has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company. The common shares for an additional 40,734 RSU awards vested during 2023 will be issued in 2024.

The Company issued 455,368 performance-based stock awards during 2023. During the year ended December 31, 2023, the performance conditions for all of the outstanding performance-based stock awards were not probable of being met, therefore no performance award stock compensation has been recorded. During the year ended December 31, 2022, one performance condition for the granted performance-based stock awards was met, therefore performance-based award stock compensation of $2.8 million was recorded. As of December 31, 2023, there were 1,202,434 unvested performance-based awards subject to certain performance criteria for vesting. The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $19.3 million as of December 31, 2023, and will be amortized on a straight-line basis over an estimated weighted average period of 2.2 years. The maximum amount of stock-based compensation expense for the unvested performance-based stock awards, assuming maximum performance, is $11.4 million. Total remaining compensation expense for performance-based stock awards will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
The Company effected a workforce reduction in November 2023 of which approximately 30% of total employees were impacted. This reduction, as part of our organizational realignment, reflects the deferral of research programs with longer-term economic impacts and the acceleration of higher-margin revenue opportunities. The Board authorized certain changes to the stock-based awards in connection with the workforce reduction plan to allow accelerated vesting of a portion of affected employees’ unvested equity awards. The Company recorded a total workforce reduction charge of $0.2 million in the fourth quarter of 2023. The charge consists of severance and benefits costs, inclusive of cash expenditures for employee separation costs of $0.5 million and non-cash charges of $(0.3) million for stock based compensation expense. $0.4 million associated with the modification of certain equity awards, offset by $(0.7) million related to equity awards forfeited by the affected employees. The cash expenditures and non-cash stock based compensation expense for employee separation costs was recorded in general and administrative and research and development expenses on the consolidated statements of operations and comprehensive income and a portion was capitalized within construction in progress on the consolidated balance sheets.
During the year ended December 31, 2023 and 2022, stock compensation expense of $6.5 million and $4.7 million, respectively, was recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2023 and 2022 stock compensation expense of $2.9 million and $2.5 million, respectively, was recognized in research and development expenses in the consolidated statements of operations and comprehensive income.
16.Income Taxes
Income before income tax expenses consisted of the following for the year ended:

(in thousands)	December 31, 2023	December 31, 2022
United States	$22,481	$81,269
Foreign	230	(2,700)
Income before income tax expenses	$22,711	$78,569

The federal, state, and foreign income and deferred tax expenses are summarized as follows for the year ended:

(in thousands)	December 31, 2023	December 31, 2022
Current
Federal	$—	$—
State	20	3
Foreign	139	—
Total current tax expenses	$159	$3
Deferred
Federal	$—	$—
State	—	—
Foreign	(1,246)	—
Total deferred tax benefits	$(1,246)	$—

Total tax expenses	$(1,087)	$3
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company’s deferred taxes are as follows for the year ended:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforwards	$34,076	$27,210
Available for sale marketable securities	825	2,064
Lease liabilities	1,050	532
Other	51	36
Fixed assets and intangibles	445	25
Capitalized research and development costs	4,456	1,929
Stock Compensation	2,806	1,544
Total deferred tax assets	$43,709	$33,340

Deferred tax liabilities
ROU asset	$(1,012)	$(515)
Other	(16)	—
Fixed assets and intangibles	—	(479)
Total deferred tax liabilities	$(1,028)	$(994)

Valuation allowance	$(41,420)	$(32,346)
Net deferred taxes	$1,261	$—
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Regarding the Origin US entities, the Company is in a significant cumulative loss position and has provided a valuation allowance against the US net deferred tax assets. Origin Canada is recognizing income and is projecting future taxable income sufficient to offset all its deferred tax assets. Therefore, some of the deferred tax assets in Canada are being recognized in 2023.

The valuation allowance increased by $9.1 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, we had federal net operating loss carryforwards of approximately $139.7 million to offset future federal taxable income, with $42.0 million available through 2037 and $97.7 million available indefinitely. We have state net operating loss carryforward of $42.8 million, available through 2043. We had foreign net operating loss carryforwards of approximately $7.2 million that may offset future foreign taxable income through 2043.
At December 31, 2023, the Company has research and experimentation credit carryforwards of $0.03 million for foreign tax purposes that expire after 2038. The Company plans to evaluate its R&D credits in the future and amend prior year federal an California tax returns to claim credits, which will carryforward to offset future income tax liability.
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows for the year ended:

	December 31, 2023	December 31, 2022
Statutory rate	21.0%	21.0%
State tax	(12.2)	1.1
Foreign tax	0.6	—
Warrants and other equity items	(65.3)	(28.7)
Valuation allowance	46.8	6.4
Other	0.5	0.7
Foreign rate differential	0.6	(0.2)
Stock-based compensation	3.2	(0.3)
Total	(4.8)%	—%
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows for the year ended:

	December 31, 2023	December 31, 2022
Statutory rate	$4,769	$16,500
State tax	(2,761)	875
Foreign tax	139	—
Warrants and other equity items	(14,808)	(22,559)
Valuation allowance	10,629	5,040
Other	98	502
Foreign rate differential	128	(148)
Stock-based compensation	719	(207)
Total	$(1,087)	$3
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
There were no unrecognized tax benefits in the years ended December 31, 2023 and 2022. The Company files income tax returns in the United States, various US states, and Canada. All tax years remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

17.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the consolidated balance sheets. Variable lease costs include operating expenses for the shared common area, and the amount is based on an annual estimate of the actual common area expenses from the preceding year and are payable monthly. Certain leases were extended during the period ended September 30, 2023. The lease modifications were not accounted for as a separate contract and we remeasured our lease liabilities and ROU assets on the modification date. Our operating leases have remaining lease terms of one to ten years.
The Company elected the accounting policy election to account for lease and nonlease components as a single lease component for all asset classes. Further, the Company elects to recognize lease payments on short-term leases in profit or loss on a straight-line basis over the lease term for all asset classes, excluding such leases from recognition requirements under ASC 842.
The components of lease cost were as follows for the year ended:

(in thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$807	$671
Variable lease cost	109	107
Total lease cost	$916	$778
Other information related to leases is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Operating lease ROU asset	$4,468	$2,779

Weighted average remaining lease term (in years):
Operating leases	9.49	5.28
Weighted average discount rate:
Operating leases	7.4%	3.4%

(in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$726	$572
Operating lease ROU assets obtained in exchange for lease obligations	$2,308	$1,687

To calculate the ROU assets and lease liabilities, the Company uses the discount rate implicit in lease agreements when available. When the implicit discount rates are not readily determinable, the Company uses the incremental borrowing rate, determined as of the later of the date of adoption for ASC 842, date of lease inception or date of lease modification. This rate is determined for individual leases based on available information regarding jurisdiction, lease term, and asset class. Further, the interest environment was considered, including analysis of benchmark rates from promissory notes, credit curve yields for bonds, and synthetic curves based on discount margin spreads.

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

(in thousands)	December 31
2024	$687
2025	636
2026	607
2027	595
2028	612
Thereafter	3,348
Total lease payments	6,485
Less: imputed interest	(1,911)
Less: operating lease liabilities, current	(367)
Operating lease liabilities, non-current	$4,207
18.Commitments and Contingencies
Commitments
In connection with the closing of the Merger, the Company entered into the Investor Rights Agreement on June 25, 2021 (the “Investor Rights Agreement”), pursuant to which the holders of Registrable Securities (as defined therein) became entitled to, among other things, customary registration rights, including demand, piggy-back and shelf registration rights. The Investor Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act. On July 15, 2021, the Company registered the Registrable Securities for resale pursuant to a Registration Statement on Form S-1, as amended (File No. 333-257931), which became effective on July 30, 2021. The Company filed Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on Form S-3 (File No. 333-257931), which became effective on August 8, 2022.
In May 2018, the Company executed the agreements for certain services, to facilitate the development and thus bring Origin 1 to the condition necessary for its intended use, commencing in different periods between July 2018 and September 2019, and all generally for five years periods. The agreements are generally automatically extended for one year periods thereafter. The agreements include annual fixed payments subject to escalation clauses at the beginning of each calendar year, as defined in the agreement. The minimum fixed payments are $0.4 million per year over the fixed term. Certain of the agreements include quantities that are based on volumes, as defined in the applicable agreements. The Company is also responsible for applicable taxes under these agreements. The total amount capitalized into property, plant and equipment, net under the agreement was $0.6 million and $1.5 million during the year ended December 31, 2023 and 2022, respectively.
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly the Company is obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $11.5 million to the counterparty as of December 31, 2023, which is included in the foregoing aggregate total, and the agreement provides for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The agreement gives the Company the right, but not the obligation, to purchase conversion services for an additional quantity of product in 2024 and stipulates a reduction in the take-or-pay commitment under certain circumstances including the counterparty’s inability to meet the required product specification. The agreement automatically renews for an additional year unless either party gives advance notice of an intention not to renew. In addition, either party may terminate the agreement in the event of the other party’s insolvency or breach of a material term. The Company recorded the advance payments as other long-term assets on the consolidated balance sheets.

In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable $5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional nonrefundable payment of $7.9 million during 2023 and may make additional payments depending on the achievement of certain milestones. The total payment is included in other long-term assets. In connection with this license, the Company entered into a conditional offtake agreement under which the licensor will supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the year ended December 31, 2023 and 2022.
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
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments were made during the year ended December 31, 2023 and 2022.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. For instance, in August 2023, a shareholder filed a putative securities class action complaint in the Eastern District of California against the Company and certain of its officers, alleging violations of the federal securities laws. An additional complaint, alleging the same claims against the same defendants, was filed in October 2023. Both cases allege a class period of February 23, 2023 to August 9, 2023, and seek as relief, among other things, unspecified damages and fees and costs. The two cases have since been consolidated into In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.). A lead plaintiff was appointed for the consolidated case on December 14, 2023 and filed an amended complaint on March 1, 2024. At this preliminary stage in the litigation, the Company cannot predict any particular outcome or financial impact thereof, if any.

19.Basic and Diluted Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders. Basic net income per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Diluted net income per share is computed by dividing net income for the period by the weighted-average common shares outstanding during the period, plus the dilutive effect of the stock options and RSU awards, as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except for share and per share amounts)	Year Ended December 31,
	2023	2022
Numerator:
Net income attributable to common stockholders—Basic	$23,798	$78,569
Net income attributable to common stockholders—Diluted	$23,798	$78,569
Denominator:
Weighted-average common shares outstanding—Basic (1)	139,718,385	137,563,877
Stock options	2,872,491	4,571,301
RSU awards	67,547	11,589
Weighted-average common shares outstanding—Diluted (1)	142,658,423	142,146,767
Net income per share—Basic	$0.17	$0.57
Net income per share—Diluted	$0.17	$0.55
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares for the year ended December 31, 2023 and 2022.
Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted earnings per share as they are subject to performance or market conditions that were not probable of being achieved as follows:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	1,481,531	1,481,531
Performance-based stock awards	2,018,934	2,218,925
Earnout shares	25,000,000	25,000,000
Sponsor vesting shares	4,500,000	4,500,000
The following outstanding shares of out-of-the-money options and potentially dilutive warrants were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	41,357	—
Warrants to purchase common stock	35,476,667	35,476,667
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “internal control over financial reporting,” as such term is defined in Rule 13a-15(f) under the Exchange Act, our management, including our Co-Chief Executive Officers and Chief Financial Officer, believe that our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based upon the results of its evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm as we are a non-accelerated filer.
Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow. Our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rich Riley, Co-CEO and Director, entered into a prearranged stock trading plan on December 15, 2023. Mr. Riley’s plan provides for the sale of up to 600,000 shares of the Company’s common stock between March 15, 2024 and December 31, 2024. This trading plan was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics may be viewed at the investors relations portion of our website at https://investors.originmaterials.com/, in the section entitled “Investors—Governance—Governance Documents.” We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the website address and location specified above.
Other information required by this item is incorporated by reference to the information to be set forth in our Proxy Statement.
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
Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) Exhibits.
The exhibits listed below are filed as part of this Annual Report on Form 10-K (or are incorporated by reference herein):

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 16, 2021.	S-4/A	333-254012	2.1	May 25, 2021
2.2	Letter Agreement, dated as of March 5, 2021.	S-4/A	333-254012	2.2	May 25, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021

3.3	Amendment No. 2 to Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated May 10, 2023.	10-Q	001-39378	3.3	May 10, 2023
3.4	Transition, Separation and Advisory Agreement between the Company and Nate Whaley dated June 14, 2023	8-K	001-39378	NA	June 13, 2023
4.1	Specimen Common Stock Certificate of the Company.	S-4/A	333-254012	4.5	May 25, 2021
4.2	Specimen Warrant Certificate of the Company.	S-1/A	333-239421	4.3	July 2, 2020
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated July 13, 2020.	8-K	001-39378	4.1	July 16, 2020
4.4	Certificate of Corporate Domestication of Artius.	S-4/A	333-254012	4.6	May 25, 2021
4.5	Description of Securities.	10-K	001-39378	4.5	March 1, 2022
10.1#	Form of Performance Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.1	November 12, 2021
10.2#	Form of Restricted Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.2	November 12, 2021
10.3#	Form of Director Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.3	November 12, 2021
10.4*	Amendment No. 1 to Offtake Supply Agreement by and between Origin Materials Inc. and Danone Asia Pte Ltd. dated August 1, 2022	10-K	001-39378	10.4	February 23, 2023
10.5	Investor Rights Agreement, by and between the Company and certain stockholders, dated June 25, 2021.	8-K	001-39378	10.5	June 25, 2021
10.6#	Form of Indemnification Agreement.	8-K	001-39378	10.6	June 25, 2021
10.7#*	Amended and Restated Non-Employee Director Compensation Policy.
10.8#	Micromidas, Inc. 2010 Stock Incentive Plan, as amended.	S-4/A	333-254012	10.1	May 25, 2021
10.9#	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Stock Incentive Plan.	S-4/A	333-254012	10.2	May 25, 2021
10.10#	Micromidas, Inc. 2020 Equity Incentive Plan.	S-4/A	333-254012	10.3	May 25, 2021
10.11#	Forms of Stock Option Grant Notice, Option Agreement and Exercise Notice under the 2020 Equity Incentive Plan.	S-4/A	333-254012	10.4	May 25, 2021
10.12#	Origin Materials 2021 Equity Incentive Plan.	8-K	001-39378	10.12	June 25, 2021
10.13#	Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	8-K	001-39378	10.13	June 25, 2021
10.14#	Origin Materials 2021 Employee Stock Purchase Plan.	8-K	001-39378	10.14	June 25, 2021
10.15#	Offer Letter, dated October 28, 2020, by and between Micromidas, Inc. and Rich Riley.	S-4/A	333-254012	10.7	May 25, 2021
10.16#	Offer Letter, dated January 9, 2018, by and between Micromidas, Inc. and Joshua Lee.	S-4/A	333-254012	10.8	May 25, 2021
10.17#	Offer Letter, dated August 11, 2020, by and between Micromidas, Inc. and Nate Whaley.	S-4/A	333-254012	10.9	May 25, 2021

10.18	Standard Industrial/Commercial Multi-Tenant Lease for 930 Riverside Parkway, Suites 10-30, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.10	May 25, 2021
10.19	Standard Industrial/Commercial Multi-Tenant Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated February 28, 2013.	S-4/A	333-254012	10.11	May 25, 2021
10.20	Second Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 11, 2015.	S-4/A	333-254012	10.12	May 25, 2021
10.21	Third Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.13	May 25, 2021
10.22	Form of Sponsor Letter Agreement.	S-4/A	333-254012	10.16	May 25, 2021
10.23	Private Placement Warrants Purchase Agreement between the Company and Artius Acquisition Partners LLC.	8-K	001-39378	10.3	July 16, 2020
10.24	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.33	May 25, 2021
10.25	First Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated November 8, 2019.	S-4/A	333-254012	10.34	May 25, 2021
10.26	Second Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 21, 2020.	S-4/A	333-254012	10.35	May 25, 2021
10.27	Third Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated January 22, 2021.	S-4/A	333-254012	10.36	May 25, 2021
10.28+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated August 3, 2018.	S-4/A	333-254012	10.42	May 25, 2021
10.29^	Amendment No. 1 to Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated October 24, 2019.	S-4/A	333-254012	10.43	May 25, 2021
10.30+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.44	May 25, 2021
10.31+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Packaging Equity Holdings, LLC, dated December 13, 2020.	S-4/A	333-254012	10.46	May 25, 2021

10.32+^	Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, dated August 1, 2022.	POS-AM	333-257931	10.51	August 3, 2022
10.33+^	Fourth Amendment to Amended and Restated Secured Promissory Note by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, Origin Materials Canada Holding Limited, and Origin Materials Canada Pioneer Limited, dated August 1, 2022.	POS-AM	333-257931	10.52	August 3, 2022
10.34^	Second Amendment to the Offtake Supply Agreement by and between Danone Asia Pte Ltd. and the Company, dated as of July 10, 2023.	10-Q	001-39378	10.1	August 9, 2023
10.35^	First Amendment to Lease for 930 Riverside Parkway, Suite 40-60, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.2	August 9, 2023
10.36^	First Amendment to Lease for 930 Riverside Parkway, Suite 70, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.3	August 9, 2023
10.37^	Second Amendment to Lease for 930 Riverside Parkway, Suite 10-30, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.4	August 9, 2023
10.38^	Fifth Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.5	August 9, 2023
10.39^	Offer Letter, dated September 25, 2023, by and between Origin Materials, Inc. and Matthew Plavan.	8-K	001-39378	10.1	October 1, 2023
19.1*	Insider Trading Policy.
16.1	Letter of Grant Thornton LLP, dated March 9, 2023				March 9, 2023
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Recoupment Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: March 4, 2024	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer
(Co-Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Bissell, Rich Riley and Matt Plavan, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons, being a majority of the Board of Directors of Origin Materials, Inc., on behalf of the registrant on the dates indicated.

Signature	Title	Date

/s/ John Bissell	Co-Chief Executive Officer and Director	March 4, 2024
John Bissell	(Co-Principal Executive Officer)

/s/ Rich Riley	Co-Chief Executive Officer and Director	March 4, 2024
Rich Riley	(Co-Principal Executive Officer)

/s/ Matthew Plavan	Chief Financial Officer	March 4, 2024
Matthew Plavan	(Principal Financial and Accounting Officer)

/s/ R. Tony Tripeny	Chairperson of the Board	March 4, 2024
R. Tony Tripeny

/s/ Pia Heidenmark Cook	Director	March 4, 2024
Pia Heidenmark Cook

/s/ Kathleen B. Fish	Director	March 4, 2024
Kathleen B. Fish

/s/ William J. Harvey	Director	March 4, 2024
William J. Harvey

	Director	March 4, 2024
John Hickox

/s/ Craig A. Rogerson	Director	March 4, 2024
Craig A. Rogerson

/s/ Jim Stephanou	Director	March 4, 2024
Jim Stephanou