Form 10-Q
period 2024-03-31
Origin Materials, Inc.
filed 2024-05-14
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 147,022,172, as of May 8, 2024.

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

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$75,773	$75,502
Marketable securities	70,857	82,761
Accounts receivable and unbilled receivable, net	16,595	16,128
Other receivables	4,234	3,449
Inventory	915	912
Prepaid expenses and other current assets	8,351	8,360
Total current assets	176,725	187,112
Property, plant, and equipment, net	238,184	243,118
Operating lease right-of-use asset	4,310	4,468
Intangible assets, net	108	121
Deferred tax assets	1,123	1,261
Other long-term assets	28,193	25,754
Total assets	$448,643	$461,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,034	$1,858
Accrued expenses	5,361	7,689
Operating lease liabilities, current	323	367
Notes payable, short-term	5,303	1,730
Other liabilities, current	973	918
Derivative liability	26	300
Total current liabilities	14,020	12,862
Earnout liability	265	1,783
Canadian Government Research and Development Program liability	15,286	7,348
Common stock warrants liability	692	1,341
Notes payable, long-term	3,459	3,459
Operating lease liabilities	4,123	4,207
Other liabilities, long-term	2,614	8,327
Total liabilities	40,459	39,327
Commitments and contingencies (See Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 146,504,924 and 145,706,531, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (including 4,500,000 Sponsor Vesting Shares)	15	15
Additional paid-in capital	385,718	382,854
Retained earnings	31,657	45,570
Accumulated other comprehensive loss	(9,206)	(5,932)
Total stockholders’ equity	408,184	422,507
Total liabilities and stockholders’ equity	$448,643	$461,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenues:
Products	$6,822	$979
Services	3	725
Total revenues	6,825	1,704
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,687	960
Operating expenses
Research and development	5,819	5,075
General and administrative	10,005	7,656
Depreciation and amortization	2,311	288
Total operating expenses	18,135	13,019
Loss from operations	(17,997)	(12,275)
Other income (expenses)
Interest income	1,864	3,014
Interest expense	(117)	—
Gain in fair value of derivatives	296	760
Gain in fair value of common stock warrants liability	649	6,766
Gain in fair value of earnout liability	1,518	12,872
Other expenses, net	(8)	(1,368)
Total other income, net	4,202	22,044
(Loss) income before income tax expenses	(13,795)	9,769
Income tax expenses	(118)	—
Net (loss) income	$(13,913)	$9,769
Other comprehensive (loss) income
Unrealized gain on marketable securities	$570	$1,410
Foreign currency translation adjustment	(3,844)	120
Total other comprehensive (loss) income	(3,274)	1,530
Total comprehensive (loss) income	$(17,187)	$11,299
Net (loss) income per share, basic	$(0.10)	$0.07
Net (loss) income per share, diluted	$(0.10)	$0.07
Weighted-average common shares outstanding, basic	141,828,895	138,651,062
Weighted-average common shares outstanding, diluted	141,828,895	142,454,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Three Months Ended March 31, 2023	Shares	Amount
Balance at December 31, 2022	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905
Common stock issued upon exercise of stock options	163,096	—	23	—	—	23
Vested common stock awards	70,670	—	—	—	—	—
Stock-based compensation	—	—	2,915	—	—	2,915
Net income	—	—	—	9,769	—	9,769
Other comprehensive income	—	—	—	—	1,530	1,530
Balance at March 31, 2023	143,267,991	$14	$374,010	$31,541	$(14,423)	$391,142

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Three Months Ended March 31, 2024	Shares	Amount
Balance at December 31, 2023	145,706,531	$15	$382,854	$45,570	$(5,932)	$422,507
Common stock issued upon exercise of stock options	585,760	—	83	—	—	83
Vested common stock awards	212,633	—	—	—	—	—
Stock-based compensation	—	—	2,781	—	—	2,781
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive loss	—	—	—	—	(3,274)	(3,274)
Balance at March 31, 2024	146,504,924	$15	$385,718	$31,657	$(9,206)	$408,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net (loss) income	$(13,913)	$9,769
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,311	288
Amortization on right-of-use asset	151	157
Stock-based compensation	2,781	2,246
Realized loss on marketable securities	51	775
Amortization of premium and discount of marketable securities, net	(5)	—
Change in fair value of derivative	(296)	(760)
Change in fair value of common stock warrants liability	(649)	(6,766)
Change in fair value of earnout liability	(1,518)	(12,872)
Deferred tax benefits	111	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,252)	(3,577)
Inventory	(3)	(328)
Prepaid expenses and other current assets	31	(550)
Other long-term assets	(2,438)	(7,913)
Accounts payable	580	(110)
Accrued expenses	(1,951)	117
Operating lease liability	(122)	(175)
Other liabilities, current	(590)	680
Other liabilities, long-term	(14)	(48)
Net cash used in operating activities	(16,735)	(19,067)
Cash flows from investing activities
Purchases of property, plant, and equipment	(1,939)	(40,963)
Purchases of marketable securities	(443,475)	(1,028,600)
Sales of marketable securities	441,432	1,000,712
Maturities of marketable securities	13,317	67,021
Net cash provided by (used in) investing activities	9,335	(1,830)
Cash flows from financing activities
Payment of notes payable short-term	(1,532)	—
Proceeds from Canadian Government Research and Development Program	8,097	10
Proceeds from exercise of stock options	83	23
Net cash provided by financing activities	6,648	33
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	1,023	(40)
Net increase (decrease) in cash and cash equivalents, and restricted cash	271	(20,904)
Cash and cash equivalents, and restricted cash, beginning of the period	75,502	108,348
Cash and cash equivalents, and restricted cash, end of the period	$75,773	$87,444
Supplemental disclosure of cash flow information
Stock-based compensation capitalized into property, plant, and equipment	$—	$669
Purchases of fixed assets included in accounts payable and accrued expenses	$1,159	$12,005
Cash paid during the period:
Income taxes payment	$7	$—
Interest payment	$646	$—

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
In June 2021, Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, completed a merger with Micromidas, Inc., a Delaware corporation (now known as Origin Materials Operating Inc., (“Legacy Origin”)), Pursuant to the terms of the Merger Agreement (a business combination between Artius and Legacy Origin, the “Merger Agreement”) under which Legacy Origin became a wholly-owned subsidiary of Artius (the “Merger”) and Artius changed its name to Origin Materials, Inc. (collectively with its subsidiaries, the “Company”). The Company's mission to help enable the world’s transition to sustainable materials. Our innovative technologies include PET caps and closures that bring recycling circularity, specialty materials, and our patented biomass conversion platform that transforms carbon into sustainable materials for a wide range of end products including food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments and more. The Company’s biomass conversion technology can transform sustainable feedstocks, such as sustainably harvested wood, agricultural waste, wood waste and corrugated cardboard, into materials and products that are currently made from fossil feedstocks, such as petroleum and natural gas.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of revenues, costs and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, valuation of the earnout liability, carrying amount and useful lives of property, plant and equipment and intangible assets, impairment assessments, stock-based compensation expense and probabilities of achievement of performance conditions on performance stock awards, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The December 31, 2023 condensed consolidated balance sheet was derived from the annual audited consolidated financial statements included in the Company's Form 10-K as filed with the SEC on March 4, 2024 (the “Form 10-K”). The accompanying interim condensed consolidated balance sheet as of March 31, 2024, and the interim condensed consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023, and the notes to such interim condensed consolidated financial statements are unaudited.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended December 31, 2023 included the Company’s Form 10-K.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash, cash equivalents, and marketable securities accounts with financial institutions where, at times, deposits exceed federal insurance limits. Management believes that the Company is not currently exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. While the Company has not experienced losses of these deposits to date, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. For accounts receivable, our top two customers from product sales, in the aggregate, accounted for approximately 83% and 85% as of March 31, 2024 and March 31, 2023, respectively, of total accounts receivable outstanding balances and accounted for approximately 92% and 86% of total revenue for the three months ended March 31, 2024 and 2023.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such funds in cash deposits and money market accounts with balances of $75.8 million and $75.5 million as of March 31, 2024 and December 31, 2023, respectively.
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component in the condensed consolidated statements of operations and comprehensive (loss) income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other expenses, net in the condensed consolidated statements of operations and comprehensive (loss) income, and any remaining unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss in the condensed consolidated statements of stockholders’ equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of interest income within other income (expenses).

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
Accounts Receivable and Unbilled Receivable, net
We record accounts receivable at the stated amount of the transactions with our customers, and we do not charge interest. The allowance for credit losses, known as the Current Expected Credit Losses (“CECL”) model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. As of March 31, 2024 and December 31, 2023, we do not have any allowance for credit losses. Unbilled receivables arise when the timing of customers billing differs from the timing of revenue recognition for the obligations performed.

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$16,569	$15,204
Unbilled receivable	26	924
Accounts receivable and unbilled receivable, net	$16,595	$16,128
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

(in thousands)	March 31, 2024	December 31, 2023
Finished goods	$—	$24
Raw materials	883	888
Spare parts	32	—
Total	$915	$912
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

(in thousands)	March 31, 2024	December 31, 2023
Patents	$405	$413
Less accumulated amortization	(297)	(292)
Total intangible assets	$108	$121
The weighted average remaining useful life of the patents was 3.16 years. For the three months ended March 31, 2024 and 2023, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of March 31, 2024, no impairment was identified.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of March 31, 2024, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants as of March 31, 2024.
The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of common stock warrant liabilities within the condensed consolidated statements of operations and comprehensive (loss) income at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Merger (Note 9). The Company recorded these instruments as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.

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
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for non-monetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net (loss) income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net (loss) income in the period in which they occur. These amounts are included in other expenses, net, of the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive income (loss).
Basic and Diluted Net (Loss) Income Per Share
Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net (loss) income per share calculation, common stock options, RSU awards, performance stock awards, warrants, earnout shares, and Sponsor Vesting Shares (as defined in Note 9) are considered to be potentially dilutive securities. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.
Segment Reporting
The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Co-Chief Executive Officers are the CODM. As of March 31, 2024, the Company’s CODM has made such decisions and assessed performance at the Company level.
As of March 31, 2024 and December 31, 2023, the Company had $208.2 million and $206.1 million, respectively, of assets located outside of the United States.
3.Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”) - Improvements to Reportable Segment Disclosures, which updates disclosures about a public entity’s reportable segments, including more detailed information about a reportable segment’s expenses. The amendments in this update require that we disclose (i) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (iii) annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (iv) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, we may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (v) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. This guidance is required to be applied retrospectively to all prior periods presented in the financial statements. This guidance is effective for the Company for its annual consolidated financial statements for the fiscal year ending December 31, 2024, and interim periods within its fiscal year beginning January 1, 2025. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in the notes to our annual and interim consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures, to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update require that on an annual basis we (i) disclose specific categories in the rate reconciliation, (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate), (iii) disclose additional information about income taxes paid and expensed disaggregated by federal, state, and foreign taxes, and (iv) disclose income (loss) from continuing operations before income tax expense disaggregated between domestic and foreign. The guidance should be applied on a prospective basis however a retrospective application is permitted. The guidance is effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in our notes to the consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.
4.Revenues
The Company began to recognize revenues in 2023. We recognize revenues when, or as, our performance obligations under the terms of a contract with our customer are satisfied. We generally procure, will produce, and sell product to be utilized in the manufacturing of finished products, for which we recognize revenue upon shipment. Our service contracts generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration. We recognize revenue from the service agreements over the period during which the services are performed.
The Company did not receive payment before the provision of services during the three months ended March 31, 2024 and 2023. Therefore, deferred income was zero.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,941	$—	$—	$37,941
Marketable securities	—	70,857	—	70,857
Derivative asset	—	48	—	48
Total fair value	$37,941	$70,905	$—	$108,846
Liabilities:
Common stock warrants (Public)	$471	$—	$—	$471
Common stock warrants (Private Placement)	—	221	—	221
Earnout liability	—	—	265	265
Derivative liability	—	26	—	26
Total fair value	$471	$247	$265	$983

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,502	$—	$—	$75,502
Marketable securities	—	82,761	—	82,761
Total fair value	$75,502	$82,761	$—	$158,263
Liabilities:
Common stock warrants (Public)	$913	$—	$—	$913
Common stock warrants (Private Placement)	—	428	—	428
Earnout liability	—	—	1,783	1,783
Derivative liability	—	300	—	300
Total fair value	$913	$728	$1,783	$3,424
The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. The cash, cash equivalents and Public Warrants are categorized as Level 1 instruments as the fair value was determined based on the unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The marketable securities, derivative asset and derivative liability are categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the marketable securities in an over-the-counter market on the last business day of the period. The Warrants are classified within Level 1 or Level 2 because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Artius Acquisition Partners LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.
The value of the Earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9). A gain of $1.5 million and $12.9 million during the three months ended March 31, 2024 and 2023, respectively, was recorded on the unaudited condensed consolidated statement of operations and comprehensive (loss) income in the gain in fair value of earnout liability.
The following table summarizes the activities for the earnout liability:

(in thousands)	March 31, 2024	March 31, 2023
Balance at beginning of period	$1,783	$42,533
Gain in fair value of earnout liability	(1,518)	(12,872)
Other	—	233
Balance at end of period	$265	$29,894

As of March 31, 2024 and December 31, 2023, the carrying values of accounts receivable, accounts payable, accrued liabilities and deferred income approximate their respective fair values due to their short-term nature. We have determined the fair value of notes payable approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.

Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$13,271	$23	$(730)	$12,564
Asset-backed securities	48,478	29	(1,901)	46,606
U.S. government and agency securities	11,551	2	(192)	11,361
Foreign government and agency securities	372	—	(46)	326
Total marketable securities	$73,672	$54	$(2,869)	$70,857

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$21,869	$26	$(847)	$21,048
Asset-backed securities	52,199	26	(2,289)	49,936
U.S. government and agency securities	11,706	—	(270)	11,436
Foreign government and agency securities	372	—	(31)	341
Total marketable securities	$86,146	$52	$(3,437)	$82,761
The realized gains and losses are included in other expenses, net in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
We sold marketable securities for proceeds of $441.4 million and $1,000.7 million during the three months ended March 31, 2024 and 2023, respectively. As a result of those sales, we realized a loss of $0.1 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $57.6 million and $73.2 million as of March 31, 2024 and December 31, 2023, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of March 31, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$11,098	$1,264	$202	$12,564
Asset-backed securities	—	1,212	45,394	46,606
U.S. government and agency securities	8,994	—	2,367	11,361
Foreign government and agency securities	326	—	—	326
Total marketable securities	$20,418	$2,476	$47,963	$70,857

	As of December 31, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$20,756	$292	$—	$21,048
Asset-backed securities	238	1,806	47,892	49,936
U.S. government and agency securities	8,929	—	2,507	11,436
Foreign government and agency securities	341	—	—	341
Total marketable securities	$30,264	$2,098	$50,399	$82,761
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a net gain of $0.3 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of March 31, 2024 and December 31, 2023 was $29.5 million and $14.7 million, respectively.
6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Land	$11,341	$11,356
Land improvements and infrastructure	62,174	62,930
Manufacturing equipment and pilot plant	114,491	116,754
Computer equipment and software	1,719	1,629
Lab equipment	3,599	3,468
Furniture, fixtures, and machinery	1,104	1,094
Total	194,428	197,231
Less accumulated depreciation and amortization	(10,351)	(8,136)
Construction in process	54,107	54,023
Total property, plant, and equipment, net	$238,184	$243,118
The depreciation and amortization expense totaled $2.3 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively.
The Company capitalized $0.2 million of interest cost into property, plant and equipment related to Origin 1 during the three months ended March 31, 2023 and there was no interest capitalized during the three months ended March 31, 2024. Interest and stock-based compensation capitalization ceased during the fourth quarter of 2023 as Origin 1 was completed.
7.Notes Payable
The Company maintains eight separate offtake supply agreements (the “Offtake Agreements”). Two of the eight Offtake Agreements are with the same customer and pertain to supply of product from Origin 1 and Origin 2, respectively.

Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to one of these Offtake Agreements, which Legacy Origin entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the customer amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the customer further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the customer to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At March 31, 2024, the total note principal outstanding was $5.2 million, of which $3.5 million was included in notes payable, long-term, and $1.7 million in notes payable, short-term, and unpaid accrued interest of $0.9 million was recorded in other liabilities, current. At December 31, 2023, the total note principal outstanding was $5.2 million, of which $3.5 million was included in notes payable, long-term, and $1.7 million in notes payable, short-term, and unpaid accrued interest of $0.8 million was recorded in other liabilities, current. In addition, the amendment reflected the customer’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.

Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The agreement was amended in 2019 and added the accrued interest of $0.1 million to the principal balance. As a result, the aggregate principal amount became $5.1 million. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically, by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances would continue until fully repaid. The prepayment is secured by an agreement that was to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The agreement is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the agreement bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.60% at March 31, 2024) and matures five years from the commercial operation date of Origin 1, which is defined by the plant's actual production of a certain volume of product as well as its capacity to produce a certain annual volume of product. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. As a result, the amounts outstanding under the agreement were reclassified from other liabilities, long-term to notes payable, short-term and other liabilities, current and we paid the $2.2 million due on March 1, 2024. The remaining outstanding principal of $3.6 million at March 31, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, short-term. At December 31, 2023, the total amount outstanding of $5.1 million and accrued interest outstanding of $0.6 million was recorded in other liabilities, long-term.
8.Other Liabilities, Long-term
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. The prepayment is to be made in two equal installments: the first $2.5 million was paid in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At March 31, 2024 and December 31, 2023, the total amount outstanding on this agreement was $2.5 million. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash and cash equivalents has fallen below a specified threshold.

9.Earnout Liability
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
(a)the volume weighted average price of Common Stock (“VWAP”) equaling on exceeding $15.00 for ten consecutive trading days during the three year period following the Closing date of June 25, 2021, ending June 25, 2024;
(b)the VWAP equaling or exceeding $20.00 for ten consecutive trading days during the four year period following the Closing date, ending June 25, 2025; or
(c)the VWAP equaling or exceeding $25.00 for ten consecutive trading days during the five year period following the Closing date, ending June 25, 2026.
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
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 102% and 108%, and interest rate of 4.44% and 4.04% at March 31, 2024 and December 31, 2023, respectively.
10.Canadian Government Research and Development Program Liability
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

The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company received $8.1 million and zero during the three months ended March 31, 2024 and 2023, respectively. Also, the Company recorded a liability for the amount received of $15.3 million and $7.3 million at March 31, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets in Canadian government research and development program liability.
11.Common Stock Warrants
As of March 31, 2024 and December 31, 2023 there are 35,476,627 warrants outstanding.
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
Simultaneously with Artius’s initial public offering, Artius consummated a private placement of 11,326,667 Private Placement Warrants with the Sponsor. The Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrant expires on June 25, 2026 or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that: (1) the Private Placement Warrants and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Public Shares (or any successor securities thereto) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which Artius completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Artius’s Public Shareholders having the right to exchange their Public Shares (or any successor securities thereto) for cash, securities or other property, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except if the reference value equals or exceeds $10.00 and is less than $18.00 (as described above), so long as they are held by the initial purchasers or their permitted transferees, and (3) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the condensed consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured on the March 31, 2024 and December 31, 2023 condensed consolidated balance sheets at $0.7 million and $1.3 million, respectively. A gain of $0.6 million and $6.8 million during the three months ended March 31, 2024 and 2023, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

12.Stockholders’ Equity
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2024, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote.
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

Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2023, the number of shares available for issuance under the 2021 Equity Incentive Plan was 28,761,816. On January 1, 2024, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 1,242,387 shares pursuant to the 2021 Plan’s “evergreen” provision to a total of 30,004,203 shares. As of March 31, 2024, there were 10,229,786 shares available for grant.
The following tables summarize stock option activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2023	5,478,010	$0.17	6.05
Exercised	(585,760)	0.14
Forfeited / canceled	(22,224)	0.14
Expired	(7,363)	0.29
Balance as of March 31, 2024	4,862,663	$0.18	5.74
Vested and expected to vest at March 31, 2024	4,862,663	$0.18	5.74	$1,652
Vested and exercisable at March 31, 2024	3,116,514	$0.20	5.25	$994
As of March 31, 2024, there were 3,116,514 options exercisable. The total intrinsic value of the options exercised was $0.2 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of March 31, 2024, the Company had stock-based compensation of $1.0 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 0.7 years.
The following table summarizes the RSU award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	10,927,261	$1.94
Granted - RSU awards	1,286,831	0.65
RSU awards vested and converted to shares	(212,633)	3.60
Forfeited - RSU awards	(948,255)	2.50
Unvested balance March 31, 2024	11,053,204	$1.72
Expected to vest	11,053,204

The following table summarizes the performance-based stock (“PSU”) award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	2,118,843	$5.77
Forfeited - PSU awards	(323,950)	7.07
Unvested balance March 31, 2024	1,794,893	$5.52
The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $0.1 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively. The number of RSU awards vested during three months ended March 31, 2024 totaled 212,633, of which the issuance of 64,451 common shares has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company.
The Company issued 455,368 performance-based stock awards during 2023. During the three months ended March 31, 2024, the performance conditions for the performance-based stock awards from 2023 were probable of being met, therefore $27.6 thousand performance award stock compensation has been recorded. As of March 31, 2024, there were 554,534 unvested performance-based awards subject to certain performance criteria for vesting. The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $15.4 million as of March 31, 2024, and will be amortized on a straight-line basis over an estimated weighted average period of 2.1 years. The maximum amount of stock-based compensation expense for the unvested performance-based stock awards, assuming maximum performance, is $9.2 million. Total remaining compensation expense for performance-based stock awards will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
During the three months ended March 31, 2024 and 2023, stock compensation expense of $2.1 million and $1.4 million, respectively, was recognized in general and administrative expenses, and $0.6 million and $0.8 million, respectively, was recognized in research and development expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
13.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision during the three months ended March 31, 2024 and 2023 of $0.1 million and zero, respectively, related to foreign income taxes in Canada. Other than Canadian income taxes, there is no provision for income taxes because the U.S. Company has incurred operating losses since inception. The Company’s effective income tax rate was 0.86% and 0.00% for the three months ended March 31, 2024 and 2023, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S.
14.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the condensed consolidated balance sheets. Variable lease costs include operating expenses for the shared common area, and the amount is based on an annual estimate of the actual common area expenses from the preceding year and are payable monthly. Certain leases were extended during the period ended September 30, 2023. The lease modifications were not accounted for as a separate contract and we remeasured our lease liabilities and ROU assets on the modification date. Our operating leases have remaining lease terms of one to nine years.

15.    Commitments and Contingencies
Commitments
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly the Company is obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $14.0 million to the counterparty through March 31, 2024, which is included in the foregoing aggregate total, and the agreement provides for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The agreement gives the Company the right, but not the obligation, to purchase conversion services for an additional quantity of product in 2024 and stipulates a reduction in the take-or-pay commitment under certain circumstances including the counterparty’s inability to meet the required product specification. The agreement automatically renews for an additional year unless either party gives advance notice of an intention not to renew. In addition, either party may terminate the agreement in the event of the other party’s insolvency or breach of a material term. The Company recorded the advance payments in other long-term assets on the condensed consolidated balance sheets.

In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable $5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional nonrefundable payment of $7.9 million during 2023 and may make additional payments depending on the achievement of certain milestones. The total payment is included in other long-term assets on the condensed consolidated balance sheets. In connection with this license, the Company entered into a conditional offtake agreement under which the licensor will supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments have been made under this agreement through March 31, 2024.
In November 2016, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company produces products based on the patent, the Company will pay an annual royalty upon commencement of operations on Origin 1 which will not exceed $1.0 million cumulatively. The pipeline of Company products and sales are not currently expected to be subject to this patent. The annual royalty payments are less than $0.1 million. The Company terminated the license effective April 26, 2024.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments have been made under this agreement through March 31, 2024.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. For instance, in August 2023, a shareholder filed a putative securities class action complaint in the Eastern District of California against the Company and certain of its officers, alleging violations of the federal securities laws. An different shareholder filed a separate complaint in October 2023, alleging the same claims against the same defendants. Both cases allege a class period of February 23, 2023 to August 9, 2023, and seek as relief, among other things, unspecified damages and fees and costs. The two cases have since been consolidated into In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.). A lead plaintiff was appointed for the consolidated case on December 14, 2023 and filed an amended complaint on March 1, 2024. At this preliminary stage in the litigation, the Company cannot predict any particular outcome or financial impact thereof, if any.
16.    Basic and Diluted Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders, Basic net (loss) income per share is computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding during the period, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Diluted net (loss) income per share is computed by dividing net (loss) income for the period by the weighted-average common shares outstanding during the period, plus the dilutive effect of the stock options and RSU awards, as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted net (loss) income per share:

(In thousands, except for share and per share amounts)	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to common stockholders—Basic	$(13,913)	$9,769
Net income attributable to common stockholders—Diluted	$(13,913)	$9,769
Denominator:
Weighted-average common shares outstanding—Basic (1)	141,828,895	138,651,062
Stock options	—	3,803,307
RSU awards	—	—
Weighted-average common shares outstanding—Diluted (1)	141,828,895	142,454,369
Net income per share—Basic	$(0.10)	$0.07
Net income per share—Diluted	$(0.10)	$0.07
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares for the three months ended March 31, 2024 and 2023.

Diluted net (loss) income per share reflects the potential dilution of securities that could share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net (loss) income per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	1,481,531	1,481,531
Performance-based stock awards	1,794,893	2,054,650
Earnout shares	25,000,000	25,000,000
Sponsor vesting shares	4,500,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	3,381,132	—
Warrants to purchase common stock	35,476,627	35,476,627
RSU awards	11,053,204	—

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

Overview
Origin is an innovative materials company with a mission to enable the world’s transition to sustainable materials. We have pioneered a technology that has the potential to replace petroleum-based materials with decarbonized materials in a wide range of end products addressing a ~$1 trillion market including food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments, fuels, and more. We have also developed other products that can enhance sustainability, such as our 100% polyethylene terephthalate (“PET”) circular caps and closures that can enable fully-recyclable PET beverage containers and reduce waste through light-weighting, while providing enhanced performance to a greater than $65 billion market, such as greater oxygen and CO2 barrier properties that can increase shelf-life. These products complement our biomass conversion technology.
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
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statement and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Report. Unless the context otherwise requires, references in this section to “Legacy Origin”, “Origin”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy Origin and its consolidated subsidiaries prior to the Merger and to Origin Materials, Inc. and its consolidated subsidiaries, following the closing of the Merger.
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
Gain in Fair Value of Earnout Liability
The gain in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Merger. We recognize incremental income (expense) for the fair value adjustments of the outstanding liability at the end of each reporting period.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2024 and 2023 together with the change in such items in dollars and as a percentage.

	Three Months Ended March 31,
(in thousands)	2024	2023	Variance $	Variance %
Revenues:
Products	$6,822	$979	$5,843	597%
Services	3	725	(722)	(100)%
Total revenues	6,825	1,704	5,121	301%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,687	960	5,727	597%
Operating expenses
Research and development	5,819	5,075	744	15%
General and administrative	10,005	7,656	2,349	31%
Depreciation and amortization	2,311	288	2,023	702%
Total operating expenses	18,135	13,019	5,116	39%
Loss from operations	(17,997)	(12,275)	(5,722)	47%
Other income (expenses)
Interest income	1,864	3,014	(1,150)	(38)%
Interest expense	(117)	—	(117)	N/A
Gain in fair value of derivatives	296	760	(464)	(61)%
Gain in fair value of common stock warrants liability	649	6,766	(6,117)	(90)%
Gain in fair value of earnout liability	1,518	12,872	(11,354)	(88)%
Other expenses, net	(8)	(1,368)	1,360	(99)%
Total other income, net	4,202	22,044	(17,842)	(81)%
(Loss) income before income tax expenses	$(13,795)	$9,769	$(23,564)	(241)%
Revenues
Revenues increased $5.1 million, or 301%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase in revenue is primarily attributable to our supply chain activation program.
Cost of Revenues
Cost of revenues increased $5.7 million, or 597%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily attributable to the purchases associated with the Company's supply chain activation program.
Research and Development Expenses
Research and development expenses increased $0.7 million, or 15%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase is mainly comprised of $0.6 million increase in payroll expense and $0.5 million increase in insurance and facilities, partially offset by $0.2 million decrease in stock-based compensation and $0.2 million decrease in travel and entertainment expenses.

General and Administrative Expenses
General and administrative expenses increased $2.3 million, or 31%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily driven by $0.9 million increase in payroll expense, $0.7 million increase in stock-based compensation, $0.4 million increase in professional fees, and $0.4 million increase in maintenance and repairs related to Origin 1, partially offset by $0.2 million decrease in insurance and facilities.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.0 million, or 702%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase is mainly driven by the completion of Origin 1 during the fourth quarter of 2023 when Origin 1 went into production.
Interest Income
Interest income decreased $1.1 million, or 38%, during the three months ended March 31, 2024 compared to the same period in 2023. The decrease is mainly driven by the decline of the marketable securities balances.
Gain in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

The Company recognized an aggregate gain related to the gain in fair values of derivative, common stock warrant liability, and earnout liability of $2.5 million during the three months ended March 31, 2024 compared to an aggregate gain of $20.4 million during the same period in 2023. The aggregate gain related to the change in fair values decreased $17.9 million. The decrease in the gain related to the change in fair value of earnout liability of $11.4 million is the result of the revaluation of the earnout liability with the fair value of such liability decreasing less in the three months ended March 31, 2024 as compared to the same period in 2023. The $6.1 million decrease in the gain related to the change in fair value of common stock warrant liability is the result of smaller decrease in the fair value of the common stock warrants n the three months ended March 31, 2024 as compared to the same period in 2023. The movement in these instruments’ fair values are driven by the value of the Company’s stock price. The decrease of $0.5 million in the gain from change in fair value of derivative liabilities was associated with our foreign currency exchange purchases or sales.
Other Expenses, Net

Other expenses, net decreased $1.4 million, or 99%, during the three months ended March 31, 2024 compared to the same period in 2023. The changes are mainly driven by the realized gains and losses on marketable securities.
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

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest income, (iv) interest expense, (v) change in fair value of derivative, (vi) change in fair value of common stock warrants liability, (vii) change in fair value of earnout liability, (viii) other expenses, net and (ix) income tax expenses.

	Three months ended March 31,
(in thousands)	2024	2023
Net (loss) income	$(13,913)	$9,769
Stock-based compensation	2,781	2,246
Depreciation and amortization	2,311	288
Interest income	(1,864)	(3,014)
Interest expense	117	—
Gain in fair value of derivatives	(296)	(760)
Gain in fair value of common stock warrants liability	(649)	(6,766)
Gain in fair value of earnout liability	(1,518)	(12,872)
Other expenses, net	8	1,368
Income tax expenses	118	—
Adjusted EBITDA	$(12,905)	$(9,741)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of common stock, and governmental grant programs. Origin had $146.6 million in cash, cash equivalents, and marketable securities as of March 31, 2024, and the Company believes that this balance will be able to fund its planned operations for at least the twelve months following the date of issuance of the Form 10-Q. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We began generating revenue from our business operations in 2023. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
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
We expect to continue to incur operating losses in the near term as our operating and capital expenses are needed to support the growth of the business. We expect that our general and administrative expenses will continue to increase as we develop our PET cap and closure business, increase our spending on strategic partnerships, increase our sales and marketing activities, produce materials and operate as a public company.

Indebtedness
As of March 31, 2024 and December 31, 2023, we had $15.3 million and $7.3 million of indebtedness under a Canadian government program, respectively, of which $8.1 million and zero was received during the three months ended March 31, 2024 and 2023, respectively. Additionally, as of March 31, 2024, we had liability balances consisting of $3.5 million notes payable, long-term, $5.3 million notes payable, short-term, $0.9 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, long-term. As of December 31, 2023, we had liability balances consisting of $3.5 million notes payable, long-term, $1.7 million notes payable, short-term, $0.8 million unpaid accrued interest recorded in other liabilities, current, $5.7 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provided for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of both principal and interest of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the note. At March 31, 2024 the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of $0.9 million was included in other liabilities, current. At December 31, 2023, the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of $0.8 million was included in other liabilities, current.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to 150% of the prepayment amount—i.e., $7.5 million. The application of the credit to purchases would continue until the foregoing amount was fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.60% at March 31, 2024) and matures five years from the commercial operation date of Origin 1. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. Accordingly, we paid the $2.2 million due on March 1, 2024. The remaining outstanding principal of $3.6 million at March 31, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, short-term. At December 31, 2023, the total amount outstanding was $5.1 million and accrued interest outstanding was $0.6 million recorded in other liabilities, long-term.

Prepayments
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At both March 31, 2024 and December 31, 2023, the total amount outstanding on this agreement was $2.5 million, which was recorded in other liabilities, long-term. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold.
Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following table shows a summary of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(16,735)	$(19,067)
Net cash provided by (used in) investing activities	9,335	(1,830)
Net cash provided by financing activities	6,648	33
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	1,023	(40)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$271	$(20,904)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $16.7 million. Non-cash income recognized for the $1.5 million change in the fair value of earnout liability were deducted from net loss of $13.9 million, in addition to the $2.4 million increase in other long-term assets and the $2.0 million decrease in accrued expenses. These adjustments were partially offset by non-cash charges of $2.8 million for stock-based compensation and $2.3 million for depreciation and amortization.
Net cash used in operating activities for the three months ended March 31, 2023 was $19.1 million. Non-cash income recognized for the $12.9 million change in the fair value of earnout liability and $6.8 million change in fair value of common stock warrants liability were deducted from net income of $9.8 million, in addition to the $7.9 million increase in other long-term assets and the $3.6 million increase in accounts and other receivables. These adjustments were partially offset by the addition for non-cash charges of $2.2 million for stock-based compensation.
Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities was $9.3 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $1.8 million over the same period in 2023. The change was primarily related to the decrease in purchases of property, plant and equipment of $39.0 million and decrease in net purchases of marketable securities of $25.8 million which was offset by the change in maturities of marketable securities of $53.7 million.
Cash Provided by Financing Activities

Net cash provided by financing activities was $6.6 million for the three months ended March 31, 2024, compared to net cash provided by investing activities of $33.0 thousand over the same period in 2023. The change was primarily related to the proceeds from Canadian Government Research and Development Program of $8.1 million which was offset by the payment of $2.2 million on the short-term note payable in the three months ended March 31, 2024.

Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of March 31, 2024, consisted of:
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
•Operating lease liabilities that are included in our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. Operating lease liabilities of $0.3 million is short term and the remaining $4.1 million is related to long-term.
•In the near-term, the Company is anticipated to make payments related to the repayment agreement associated with the notes payable. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 7 - Notes Payable to the unaudited condensed consolidated financial statements in this Report.
•Additionally, the Company amended the agreement with another customer in February 2024 to provide for repayment in three installments. The Company paid the first installment and the remaining repayment amount including both principal and accrued interest of $1.6 million is due on September 1, 2024, and $2.1 million is due on March 1, 2025. Unlike the repayment agreement above, this prepayment cannot be used to credit against the purchase of products. For additional information regarding this repayment, see Note 7 - Notes Payable to the unaudited condensed consolidated financial statements in this Report.
•Furthermore, the Company has a prepayment agreement with a counterparty with $2.5 million due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. On February 5, 2024, the parties to the prepayment agreement entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold. For additional information regarding this repayment, see Note 8 - Other Liabilities, Long-term to the unaudited condensed consolidated financial statements in this Report.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 4, 2024. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•The estimates used in the determination of the fair value of the earnout liability
•The revenue recognition from contracts with customers

Recent Accounting Pronouncements
See Note 3 to the unaudited condensed consolidated financial statements in this Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, please see the description set forth in Note 15 ''Commitments and Contingencies'' in the notes to the condensed consolidated unaudited financial statements included in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
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
•Construction of additional plants beyond Origin 1, and of manufacturing lines for our PET caps and closures, may not be completed in a cost-effective manner or at all. Any delays in or failure to finance and complete the construction of additional plants, or of manufacturing lines, could severely impact the implementation of our biomass conversion and/or PET caps and closures technologies.
•We plan to rely on a limited number of plants and manufacturing lines to meet customer demand for our future intermediate chemical sales, and PET caps and closures sales, respectively.
•We have not yet produced any of our products in large commercial quantities.
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
Our potential profitability is dependent upon many factors, including our ability to effectively operate our current plants, complete development of future plants, maintain an adequate supply chain, anticipate and react to demand for our products, manufacture our products on a commercial scale, secure additional customer commitments, and otherwise execute our growth plan. The rate at which we incur losses may be higher in future periods as we:
•develop our PET cap and closure business;
•increase our spending on strategic partnerships;
•increase production at our Origin 1 plant;
•increase our sales and marketing activities; and
•decide to expand our commercial production capabilities and incur costs associated with developing our plants.
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
Our business plan assumes we can secure substantial additional project financing and/or government incentives, which may be unavailable on favorable terms, if at all.
We expect to need substantial additional project financing and/or government incentives in order to execute our growth strategy and expand our manufacturing capability to advance our biomass conversion and PET caps and closures technology. We have not yet secured such project financing and government incentives, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future plants and manufacturing lines may depend, in part, on our ability to first enter into customer agreements sufficient to demonstrate sufficient demand to justify the construction of such plants and/or manufacturing lines. If we are unable to obtain such financing and/or government incentives, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
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

Risks Related to Our Operations and Industry
Construction of additional plants beyond Origin 1 and of manufacturing lines for production of our PET caps and closures may not be timely completed or completed in a cost-effective manner or at all. Any delays in or failure to finance and complete the construction of additional plants and manufacturing lines could severely impact the implementation of our biomass conversion and PET caps and closures technologies.
Our ability to implement our biomass conversion technology platform and to satisfy our customer demand and contractual obligations depend, in part, on our ability to secure financing for and complete construction of several commercial scale plants and, in part, on our ability to secure debt financing for and procure several manufacturing lines to produce our PET caps and closures. In particular, except for Origin 2, subject to finalization of economic incentives, we have not selected a site for any of our future planned biomass conversion plants or many of our planned PET caps and closures manufacturing lines. We may have difficulty finding sites with appropriate infrastructure and access to raw materials and skilled labor. With respect to these future plants, we also do not have agreements with engineering, procurement or construction firms, or with all of the firms we expect to rely on for our PET caps and closures supply chain. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants and manufacturing lines. If we are unable to construct these plants and procure and set up our manufacturing lines within the planned timeframes, timeframes that are relevant to some of our customers' carbon reduction goals, or in a cost-effective manner, or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease property on which to build and operate our plants and manufacturing lines, a stoppage of construction as a result of epidemics, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, a major supplier of certain metals such as nickel used in materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, or issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted, we may lose customers and customer demand, and we could face litigation.
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
We plan to rely on a limited number of plants to meet customer demand for our future intermediate chemical sales and a limited number of manufacturing lines to meet near-term customer demand for our PET caps and closures.
Our operating plan assumes that we will rely on a limited number of plants and manufacturing lines to meet customer demand and that these plants and manufacturing lines will supply most of our products until additional facilities can be brought online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our facilities' equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, trade wars and sanctions (such as those imposed against Russia following its military intervention in Ukraine), bankruptcy or insolvency of suppliers, or other factors. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.

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
We have not yet produced any of our products in large commercial quantities.
We have no experience in producing large quantities of our products. While we have succeeded in producing small amounts of our intermediate chemicals in our pilot plants and Origin 1 plant, as well as relatively small amounts of our PET caps and closures, for customer evaluation, we have only recently commenced commercial-scale production of chemical intermediates and have not yet commenced commercial-scale production of our PET caps and closures. There are significant technological and logistical challenges associated with producing, marketing, selling and distributing products in the specialty chemicals and caps and closures industries, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully build and operate additional planned facilities and scale up to larger and/or additional facilities, we may be unable to cost-effectively manage such construction and operation at a scale or quality consistent with customer demand in a timely or economical manner or at all.
Any decline in the value of carbon credits associated with our products could harm our results of operations, cash flow and financial condition.
The value of our products may be dependent on the value of carbon credits, programs relating to low-carbon materials and products standards, and other similar regulatory regimes or the implicit value of decarbonized materials. The value of these credits fluctuates based on market and regulatory forces outside of our control. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any such declines could mean that the economic benefits from our customers’ efforts to decarbonize their operations might not be realized. Any decline in the value of carbon credits associated with our products could harm our results of operations, cash flow and financial condition.
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
We currently have a relatively small number of binding customer commitments for commercial quantities of our products. Some prospective customers are currently evaluating and testing our products prior to making large-scale purchase decisions. Other products we expect to develop have not yet started customer evaluation and testing. The successful commercialization of our products is dependent on our customers’ ability to commercialize the end-products that utilize our products, which may gain market acceptance slowly, if at all. Furthermore, the technology for our products is new, and the economic and physical performance, and ultimate carbon footprint, recyclability, circularity, or other expected sustainability benefits, of these products is uncertain. The market for carbon-negative products, and for PET caps and closures, still is nascent and subject to significant risks and uncertainties.

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
•the pricing of our products compared to competitive and alternative products, including petroleum-based plastics or incumbent HDPE and polypropylene caps and closures;
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
The specialty chemicals and caps and closures industries are highly competitive, and we face significant competition from large established producers of fossil-based materials, recycled fossil-based materials, incumbent HDPE and polypropylene caps and closures, and a variety of current and future producers of low-carbon, biodegradable, or renewable resource-based materials. Many of our current competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in laws and regulations. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share.

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
Our commercial success may be influenced by the price of petroleum relative to the price of non-fossil feedstocks, and the price of incumbent HDPE or polypropylene, and of caps and closures made from these materials, relative to the price of PET, and of caps and closures made from this material.
Our commercial success may be influenced by the cost of our biomass-derived products relative to petroleum-based products, and by the cost of HDPE or polypropylene relative to PET, as well as the relative price of caps and closures made from these materials. The cost of petroleum-based products is in part based on the price of petroleum, which is subject to historically fluctuating prices. Our production plans assume use of biomass feedstocks such as timber and forest residues, which historically have experienced low volatility relative to petroleum. If the price of bio-based feedstocks increases, the price of petroleum decreases, or we use bio-based feedstocks such as sugars or starches that may have higher volatility or cost than timber and forest residues, our products may be less competitive relative to petroleum-based products. A material decrease in the cost of conventional petroleum-based products may require a reduction in the prices of our products for them to remain attractive in the marketplace and may negatively impact our revenues. Similar negative impacts could result from changes in the relative prices of HDPE, polypropylene, and PET, and of caps and closures made from these materials. Cheaper HDPE or polypropylene relative to PET could drive our customers to shift purchases away from our all-PET caps and closures and toward caps and closures made from HDPE or polypropylene, which they currently use in large numbers.

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
Our biomass conversion technology is designed to use biomass such as local timber and forest residues as raw materials. The cost of these raw materials is generally influenced by supply and demand factors, and our operating plans include assumptions that the timber and forest residues we intend to use as feedstock will be available at prices similar to historic levels with low volatility. Similarly, our PET caps and closures are designed to use PET, including recycled PET, as a raw material. As we continue to expand our production, we will increase our demand for timber and forest residues to produce our chemical intermediates, and of PET to produce our PET caps and closures, which may alter the anticipated stability in the costs of our raw materials and potentially drive an increase in the cost of such raw materials.
Our results of operations will be directly affected by the cost of raw materials and other inputs, like the amount and cost of steam in the manufacturing process. The cost of raw materials and energy, such as to produce the steam required during feedstock processing, comprises a significant amount of our total cost of goods sold and, as a result, movements in the cost of raw materials, and in the cost of other inputs, will impact our profitability. Because a significant portion of our cost of goods sold is represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
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
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for conversion of our chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications and for production of our PET caps and closures. We have not yet secured agreements with our preferred (or the only) supplier of some of these inputs, equipment, and services, and we may be unable to do so on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine including, for example, certain metals used in materials of construction.
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
Our biomass conversion processes are designed to use biomass such as local timber and forest residues as our preferred raw materials. And our caps and closures are intended to use PET, including recycled PET, as raw materials. However, we may be unable to secure agreements with local suppliers for the necessary amount of raw materials in certain circumstances. Additionally, if our suppliers do not accurately forecast and effectively allocate sufficient materials to us or if they are not willing to allocate sufficient supplies to us, it may reduce our access to raw materials needed for our manufacturing and require us to search for new suppliers. The unavailability of any raw materials could result in production delays, idle manufacturing facilities, product design changes and loss of access to important residues supporting our production, as well as impact our capacity to fulfill our obligations under our offtake agreements. In addition, unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, epidemics or pandemics, trade and shipping disruptions, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational.
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
The development of new manufacturing facilities entails a number of risks and assumptions, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. For example, the anticipated costs of constructing Phase 1 of Origin 2 are far higher than initially estimated and timelines may be delayed due to higher material costs, supply chain issues, inflation and labor shortages. Additionally, our assessment of the projected benefits associated with the construction of new manufacturing facilities, including production lines for our PET caps and closures, is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition, results of operations and cash flows could be adversely impacted.
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
We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. In addition, our customers are subject to product liability claims, and could seek contribution from us. A successful product liability claim or series of claims against us could adversely impact the specialty chemicals or caps and closures industries, our reputation or our financial condition or results of operations. Product liability insurance may not be available to us on commercially acceptable terms, or at all. Even if such insurance is available, product liability or other claims may exceed our insurance coverage limits. A successful product liability claim that exceeds our insurance coverage limits, for which we are not otherwise indemnified, could require us to pay substantial sums and could harm our business, financial condition or results of operations.
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
•regulation by federal, state or local governments; and
•general economic conditions, as well as economic conditions specific to the caps and closures industry, and the chemicals, plastics, carbon products, and fuels industries, and other industries related to compostable or biodegradable substitutes for non-biodegradable plastics, as well as changes to commodity prices to which prices in some of our contracts are indexed.
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
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Merger or other ownership changes.
We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all.

Under the Tax Act, as modified by the CARES Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Code, our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership (as measured by value) by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger or other transactions. Similar rules may apply under state tax laws. We have recorded a valuation allowance related to the majority of our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
Accordingly, our operations are subject to environmental, health and safety laws and regulations at the international, national, state and local level in multiple jurisdictions. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management and disposal, occupational health and safety, including dust and noise control, site remediation programs and chemical use and management. Many of these laws and regulations have become more stringent over time and the costs of compliance with these requirements may increase, including costs associated with any necessary capital investments. In addition, our manufacturing facilities will require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not be issued or continue in effect, and renewals of any issued permits may contain significant new requirements or restrictions. The nature of the specialty chemicals industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that are heavily regulated or hazardous and can cause contamination or personal injury or damage if released into the environment.
Compliance with environmental laws and regulations generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under environmental laws, regulations or permit requirements. In addition, the market for bioplastics, and for plastic products like our PET caps and closures generally, is heavily influenced by applicable federal, state and local government laws, regulations and policies as well as public perception. Changes in these laws, regulations and policies or how these laws, regulations and policies are implemented and enforced could cause the demand for our products to decline and deter investment in the research and development of such product. Concerns associated with bioplastics, including land usage, national security interests, deforestation, food crop usage, and other environmental concerns with bioplastics as well as plastic products generally, continue to receive legislative, industry and public attention. This attention could result in future legislation, regulation and/or administrative action that could adversely affect our business.
Furthermore, various petrochemical products, including plastics like PET used in our caps and closures products, have faced increased public scrutiny due to negative coverage of plastic waste in the environment, which has resulted in local, state, federal and foreign governments proposing and in some cases approving, restrictions or bans on the manufacture, consumption and disposal of certain petrochemical products. Although our biomass-derived chemical products and materials made from them are intended to replace petrochemical products, increased regulation on the use of such products or other products in the specialty chemicals industry, whatever their scope or form, could increase our costs of production, impact overall consumption of our products or result in misdirected negative publicity. Any inability to address these requirements and any regulatory or policy changes could harm our business, financial condition and results of operations.

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
Our expansion model is global and we expect to need to source feedstock and supplies from suppliers around the world. In particular, our biomass conversion chemical manufacturing process is designed to use local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. Similarly, we expect to source PET, including recycled PET, from suppliers local to our caps and closures manufacturing lines, or to arrange for transport of PET to the site of those lines. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, pandemics such as COVID-19 may result in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
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
The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents, trade secrets and other intellectual property rights. Many of our competitors have a substantial amount of intellectual property. We cannot guarantee that our processes and products do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others.
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
In connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2020, during the course of preparing for the Merger, and during the second quarter 2021 and third quarter 2021 interim reviews, we identified a material weakness in our internal control over financial reporting. We implemented and continue to employ measures designed to improve our internal control over financial reporting, which remediated this material weakness in the fourth quarter of 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.
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
As of March 31, 2024 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 EIP Plan and the ESPP, we may issue an aggregate of up to 35,644,147 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Joshua Lee, General Counsel, terminated the pre-arranged stock trading plan on March 13, 2024. The terminated plan provided for the sale of up to 30,253 shares of the Company’s common stock between November 10, 2023 and December 31, 2024. This trading plan was terminated during an open trading window and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

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

ORIGIN MATERIALS, INC.

Date: May 14, 2024	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: May 14, 2024	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: May 14, 2024	By:	/s/ Matt Plavan
Matt Plavan
Chief Financial Officer