Form 10-Q
period 2024-06-30
Origin Materials, Inc.
filed 2024-08-14
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 145,751,089, as of August 8, 2024.

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

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$55,684	$75,502
Marketable securities	76,461	82,761
Accounts receivable and unbilled receivable, net of allowance for credit losses of $730 and $0, respectively	15,460	16,128
Other receivables	4,554	3,449
Inventory	1,057	912
Prepaid expenses and other current assets	8,172	8,360
Total current assets	161,388	187,112
Property, plant, and equipment, net	233,561	243,118
Operating lease right-of-use asset	4,184	4,468
Intangible assets, net	97	121
Deferred tax assets	1,073	1,261
Other long-term assets	30,679	25,754
Total assets	$430,982	$461,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,849	$1,858
Accrued expenses	3,349	7,689
Operating lease liabilities, current	305	367
Notes payable, short-term	5,303	1,730
Other liabilities, current	1,085	918
Derivative liability	—	300
Total current liabilities	11,891	12,862
Earnout liability	1,243	1,783
Canadian Government Research and Development Program liability	15,133	7,348
Common stock warrants liability	1,969	1,341
Notes payable, long-term	3,459	3,459
Operating lease liabilities	4,043	4,207
Other liabilities, long-term	2,606	8,327
Total liabilities	40,344	39,327
Commitments and contingencies (See Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 147,210,338 and 145,706,531, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (including 4,500,000 Sponsor Vesting Shares)	15	15
Additional paid-in capital	388,412	382,854
Retained earnings	12,158	45,570
Accumulated other comprehensive loss	(9,947)	(5,932)
Total stockholders’ equity	390,638	422,507
Total liabilities and stockholders’ equity	$430,982	$461,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Products	$7,033	$6,892	$13,855	$7,871
Services	—	6	3	731
Total revenues	7,033	6,898	13,858	8,602
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,826	6,814	13,513	7,774
Operating expenses
Research and development	4,392	5,396	10,211	10,471
General and administrative	11,259	8,619	21,264	16,275
Depreciation and amortization	2,813	347	5,124	635
Total operating expenses	18,464	14,362	36,599	27,381
Loss from operations	(18,257)	(14,278)	(36,254)	(26,553)
Other income (expenses)
Interest income	1,838	2,426	3,702	5,440
Interest expense	(110)	(2)	(227)	(2)
(Loss) gain in fair value of derivatives	(16)	(266)	280	494
(Loss) gain in fair value of common stock warrants liability	(1,277)	(2,143)	(628)	4,623
(Loss) gain in fair value of earnout liability	(978)	7,508	540	20,380
Other (expenses) income, net	(645)	420	(653)	(948)
Total other (expenses) income, net	(1,188)	7,943	3,014	29,987
(Loss) income before income tax expenses	(19,445)	(6,335)	(33,240)	3,434
Income tax expenses	(54)	(129)	(172)	(129)
Net (loss) income	$(19,499)	$(6,464)	$(33,412)	$3,305
Other comprehensive (loss) income
Unrealized gain on marketable securities	$950	$1,504	$1,520	$2,914
Foreign currency translation adjustment	(1,691)	3,272	(5,535)	3,392
Total other comprehensive (loss) income	(741)	4,776	(4,015)	6,306
Total comprehensive (loss) income	$(20,240)	$(1,688)	$(37,427)	$9,611
Net (loss) income per share, basic	$(0.14)	$(0.05)	$(0.23)	$0.02
Net (loss) income per share, diluted	$(0.14)	$(0.05)	$(0.23)	$0.02
Weighted-average common shares outstanding, basic	143,004,474	139,265,248	142,398,476	139,154,557
Weighted-average common shares outstanding, diluted	143,004,474	139,265,248	142,398,476	143,039,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount
Balance at December 31, 2022	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905
Common stock issued upon exercise of stock options	163,096	—	23	—	—	23
Vested common stock awards	70,670	—	—	—	—	—
Stock-based compensation	—	—	2,915	—	—	2,915
Net income	—	—	—	9,769	—	9,769
Other comprehensive income	—	—	—	—	1,530	1,530
Balance at March 31, 2023	143,267,991	14	374,010	31,541	(14,423)	391,142
Common stock issued upon exercise of stock options	208,807	—	31	—	—	31
Vested common stock awards	21,926	—	—	—	—	—
Stock-based compensation	—	—	3,018	—	—	3,018
Net loss	—	—	—	(6,464)	—	(6,464)
Other comprehensive income	—	—	—	—	4,776	4,776
BALANCE, June 30, 2023	143,498,724	$14	$377,059	$25,077	$(9,647)	$392,503

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount
Balance at December 31, 2023	145,706,531	$15	$382,854	$45,570	$(5,932)	$422,507
Common stock issued upon exercise of stock options	585,760	—	83	—	—	83
Vested common stock awards	212,633	—	—	—	—	—
Stock-based compensation	—	—	2,781	—	—	2,781
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive loss	—	—	—	—	(3,274)	(3,274)
Balance at March 31, 2024	146,504,924	15	385,718	31,657	(9,206)	408,184
Common stock issued upon exercise of stock options	499,365	—	158	—	—	158
Vested common stock awards	206,049	—	—	—	—	—
Stock-based compensation	—	—	2,536	—	—	2,536
Net loss	—	—	—	(19,499)	—	(19,499)
Other comprehensive loss	—	—	—	—	(741)	(741)
Balance at June 30, 2024	147,210,338	$15	$388,412	$12,158	$(9,947)	$390,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net (loss) income	$(33,412)	$3,305
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,124	635
Provision for bad debts	730	—
Amortization on right-of-use asset	280	301
Stock-based compensation	5,317	4,651
Loss (gain), net on disposal of property, plant, and equipment	24	—
Realized (gain) loss on marketable securities	(64)	706
Amortization of premium and discount of marketable securities, net	(24)	285
Change in fair value of derivative	(280)	(494)
Change in fair value of common stock warrants liability	628	(4,623)
Change in fair value of earnout liability	(540)	(20,380)
Deferred tax benefits	150	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,168)	(9,748)
Inventory	(145)	(346)
Prepaid expenses and other current assets	168	72
Other long-term assets	(4,925)	(12,144)
Accounts payable	418	2,111
Accrued expenses	(3,256)	49
Operating lease liability	(221)	(354)
Other liabilities, current	(478)	347
Other liabilities, long-term	(23)	(7)
Net cash used in operating activities	(31,697)	(35,634)
Cash flows from investing activities
Purchases of property, plant, and equipment	(2,575)	(72,284)
Purchases of marketable securities	(826,682)	(2,499,506)
Sales of marketable securities	805,285	2,462,950
Maturities of marketable securities	26,177	101,792
Net cash provided by (used in) investing activities	2,205	(7,048)
Cash flows from financing activities
Payment of notes payable	(1,532)	—
Proceeds from Canadian Government Research and Development Program	8,097	—
Proceeds from exercise of stock options	241	55
Net cash provided by financing activities	6,806	55
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	2,868	292
Net decrease in cash and cash equivalents, and restricted cash	(19,818)	(42,335)
Cash and cash equivalents, and restricted cash, beginning of the period	75,502	108,348
Cash and cash equivalents, and restricted cash, end of the period	$55,684	$66,013
Supplemental disclosure of cash flow information
Stock-based compensation capitalized into property, plant, and equipment	$—	$1,282
Purchases of fixed assets included in accounts payable and accrued expenses	$428	$7,474
Cash paid during the period:
Income taxes payment	$7	$20
Interest payment	$646	$—

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
In June 2021, Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, completed a merger with Micromidas, Inc., a Delaware corporation (now known as Origin Materials Operating Inc., (“Legacy Origin”)), Pursuant to the terms of the Merger Agreement (a business combination between Artius and Legacy Origin, the “Merger Agreement”) under which Legacy Origin became a wholly-owned subsidiary of Artius (the “Merger”) and Artius changed its name to Origin Materials, Inc. (collectively with its subsidiaries, the “Company”). The Company is a leading technology company with a mission to enable the world's transition to sustainable materials. Origin has developed multiple sustainable and performance-enhanced solutions for improving recycling and circularity, including its all-PET caps and closures, as well as low-carbon material solutions for a wide variety of products and applications. The Company’s biomass conversion technology can transform sustainable feedstocks, such as sustainably harvested wood, agricultural waste, wood waste and corrugated cardboard, into materials and products that are currently made from fossil feedstocks, such as petroleum and natural gas.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of revenues, costs and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, allowance for credit losses, valuation of the earnout liability, carrying amount and useful lives of property, plant and equipment and intangible assets, impairment assessments, stock-based compensation expense and probabilities of achievement of performance conditions on performance stock awards, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Unaudited Condensed Consolidated Financial Statements
The December 31, 2023 unaudited condensed consolidated balance sheet was derived from the annual audited consolidated financial statements included in the Company's Form 10-K as filed with the SEC on March 4, 2024 (the “Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of June 30, 2024, the unaudited condensed consolidated statements of operations and comprehensive (loss) income, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the notes to such unaudited condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended December 31, 2023 included the Company’s Form 10-K.
Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company maintains an allowance for credit losses for estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with the accounts. The Company records the allowance against bad debt expense within general and administrative expenses included on the unaudited condensed consolidated statements of operations and comprehensive (loss) income, up to the amount of revenues recognized to date. For accounts receivable, our top two customers from product sales, in the aggregate, accounted for approximately 86% and 67% as of June 30, 2024 and December 31, 2023, respectively, of total accounts receivable outstanding balances and accounted for approximately 90% and 91% of total revenue for the three and six months ended June 30, 2024, respectively, and 97% and 85% of total revenue for the three and six months ended June 30, 2023, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such funds in cash deposits and money market accounts with balances of $55.7 million and $75.5 million as of June 30, 2024 and December 31, 2023, respectively.

Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the unaudited condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses reported as a separate component on the unaudited condensed consolidated statements of operations and comprehensive (loss) income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other (expenses) income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income, and any remaining unrealized gains and losses are included in accumulated other comprehensive loss on the unaudited condensed consolidated statements of stockholders’ equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of interest income within other income (expenses).
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the British Pound Sterling and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with marketable securities. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. Outstanding foreign currency derivative contracts are recorded at fair value on the unaudited condensed consolidated balance sheets.
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
Accounts Receivable and Unbilled Receivable, net
Accounts receivables are recorded at their estimated net realizable value, and we do not typically charge interest. The allowance for credit losses, known as the Current Expected Credit Losses (“CECL”) model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. Unbilled receivables arise when the timing of customers billing differs from the timing of revenue recognition for the obligations performed.

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable	$16,190	$15,204
Allowance for credit loss	(730)	—
Unbilled receivable	—	924
Accounts receivable and unbilled receivable, net	$15,460	$16,128
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

(in thousands)	June 30, 2024	December 31, 2023
Finished goods	$9	$24
Raw materials	1,007	888
Spare parts	41	—
Total	$1,057	$912
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

(in thousands)	June 30, 2024	December 31, 2023
Patents	$400	$413
Less accumulated amortization	(303)	(292)
Total intangible assets	$97	$121
The weighted average remaining useful life of the patents was 2.91 years. For the three and six months ended June 30, 2024 and 2023, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of June 30, 2024, no impairment was identified.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of June 30, 2024, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants as of June 30, 2024.

The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of common stock warrant liabilities within the unaudited condensed consolidated statements of operations and comprehensive (loss) income at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5 “Fair Value Measurement”.
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Merger (Note 9 “Earnout Liability”). The Company recorded these instruments as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for non-monetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net (loss) income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net (loss) income in the period in which they occur. These amounts are included in other (expenses) income, net, on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Comprehensive (Loss) Income
The Company’s comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive (loss) income.
Basic and Diluted Net (Loss) Income Per Share
Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net (loss) income per share calculation, common stock options, RSU awards, performance stock awards, warrants, earnout shares, and Sponsor Vesting Shares (as defined in Note 9 “Earnout Liability”) are considered to be potentially dilutive securities. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.
Segment Reporting
The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Co-Chief Executive Officers are the CODM. As of June 30, 2024, the Company’s CODM has made such decisions and assessed performance at the Company level.
As of June 30, 2024 and December 31, 2023, the Company had $211.5 million and $206.1 million, respectively, of assets located outside of the United States.

3.Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”) - Improvements to Reportable Segment Disclosures, which updates disclosures about a public entity’s reportable segments, including more detailed information about a reportable segment’s expenses. The amendments in this update require that we disclose (i) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (iii) annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (iv) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, we may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (v) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. This guidance is required to be applied retrospectively to all prior periods presented in the financial statements. This guidance is effective for the Company for its annual consolidated financial statements for the fiscal year ending December 31, 2024, and interim periods within its fiscal year beginning January 1, 2025. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in the notes to our annual and unaudited condensed consolidated financial statements.
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
4.Revenues
We recognize revenues when, or as, our performance obligations under the terms of a contract with our customer are satisfied. We generally procure, will produce, and sell product to be utilized in the manufacturing of finished products, for which we recognize revenue upon shipment. Currently, the majority of our revenue is generated from the supply chain activation program in which the Company purchases materials from various vendors and sells them to our customers for a moderate margin as we establish the logistics and invoicing capabilities for our own products. Our service contracts generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration. We recognize revenue from the service agreements over the period during which the services are performed.
The Company did not receive payment before the provision of services during the three and six months ended June 30, 2024 and 2023. Therefore, deferred income was zero.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$34,191	$—	$—	$34,191
Marketable securities	—	76,461	—	76,461
Derivative asset	—	6	—	6
Total fair value	$34,191	$76,467	$—	$110,658
Liabilities:
Common stock warrants (Public)	$1,340	$—	$—	$1,340
Common stock warrants (Private Placement)	—	629	—	629
Earnout liability	—	—	1,243	1,243
Total fair value	$1,340	$629	$1,243	$3,212

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,502	$—	$—	$75,502
Marketable securities	—	82,761	—	82,761
Total fair value	$75,502	$82,761	$—	$158,263
Liabilities:
Common stock warrants (Public)	$913	$—	$—	$913
Common stock warrants (Private Placement)	—	428	—	428
Earnout liability	—	—	1,783	1,783
Derivative liability	—	300	—	300
Total fair value	$913	$728	$1,783	$3,424

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
The value of the Earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9 “Earnout Liability”). A loss of $1.0 million and a gain of $0.5 million during the three and six months ended June 30, 2024, respectively, and a gain of $7.5 million and $20.4 million during the three and six months ended June 30, 2023, respectively, was recorded on the unaudited condensed consolidated statement of operations and comprehensive (loss) income in the (loss) gain in fair value of earnout liability.
The following table summarizes the activities for the earnout liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$265	$29,894	$1,783	$42,533
Loss (gain) in fair value of earnout liability	978	(7,508)	(540)	(20,380)
Other	—	—	—	233
Balance at end of period	$1,243	$22,386	$1,243	$22,386

As of June 30, 2024 and December 31, 2023, the carrying values of accounts receivable and unbilled receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. We have determined the fair value of notes payable approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$13,547	$—	$(6)	$13,541
Corporate bonds	9,420	24	(87)	9,357
Asset-backed securities	42,730	28	(1,691)	41,067
U.S. government and agency securities	12,256	28	(122)	12,162
Foreign government and agency securities	372	—	(38)	334
Total marketable securities	$78,325	$80	$(1,944)	$76,461

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$21,869	$26	$(847)	$21,048
Asset-backed securities	52,199	26	(2,289)	49,936
U.S. government and agency securities	11,706	—	(270)	11,436
Foreign government and agency securities	372	—	(31)	341
Total marketable securities	$86,146	$52	$(3,437)	$82,761
The realized gains and losses are included in other (expenses) income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
We sold marketable securities for proceeds of $805.3 million and $2,462.9 million during the six months ended June 30, 2024 and 2023, respectively. As a result of those sales, we realized a gain of $0.1 million and $0.1 million during the three and six months ended June 30, 2024, respectively, and a gain of $0.1 million and a loss of $0.7 million during the three and six months ended June 30, 2023, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $58.8 million and $73.2 million as of June 30, 2024 and December 31, 2023, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of June 30, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$13,541	$—	$—	$13,541
Corporate bonds	6,400	2,755	202	9,357
Asset-backed securities	—	637	40,430	41,067
U.S. government and agency securities	9,968	—	2,194	12,162
Foreign government and agency securities	334	—	—	334
Total marketable securities	$30,243	$3,392	$42,826	$76,461

	As of December 31, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$20,756	$292	$—	$21,048
Asset-backed securities	238	1,806	47,892	49,936
U.S. government and agency securities	8,929	—	2,507	11,436
Foreign government and agency securities	341	—	—	341
Total marketable securities	$30,264	$2,098	$50,399	$82,761
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a loss of less than $0.1 million and a net gain of $0.3 million during the three and six months ended June 30, 2024, respectively, and a net loss of $0.3 million and a net gain of $0.5 million during the three and six months ended June 30, 2023, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of June 30, 2024 and December 31, 2023 was $6.2 million and $14.7 million, respectively.

6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Land	$11,340	$11,356
Land improvements and infrastructure	61,553	62,930
Manufacturing equipment and pilot plant	115,797	116,754
Computer equipment and software	2,739	1,629
Lab equipment	3,610	3,468
Furniture, fixtures, and machinery	5,156	1,094
Total	200,195	197,231
Less accumulated depreciation and amortization	(12,441)	(8,136)
Construction in process	45,807	54,023
Total property, plant, and equipment, net	$233,561	$243,118
The depreciation and amortization expense totaled $2.8 million and $5.1 million during the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2023, respectively.
There were no interest or stock-based compensation costs capitalized during the three and six months ended June 30, 2024. Interest and stock-based compensation capitalization ceased during the fourth quarter of 2023 as Origin 1 was completed. During the three and six months ended June 30, 2023. the Company capitalized $0.1 million and $0.3 million, respectively, of interest cost into property, plant and equipment related to Origin 1, and capitalized $0.6 million and $1.3 million, respectively, of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended used.
7.Notes Payable
The Company maintains eight separate offtake supply agreements (the “Offtake Agreements”). Two of the eight Offtake Agreements are with the same customer and pertain to supply of product from Origin 1 and Origin 2, respectively.
Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to one of these Offtake Agreements, which Legacy Origin entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the customer amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the customer further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the customer to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At June 30, 2024, the total note principal outstanding was $5.2 million, of which $3.5 million was included in notes payable, long-term, and $1.7 million in notes payable, short-term, and unpaid accrued interest of $0.9 million was recorded in other liabilities, current. At December 31, 2023, the total note principal outstanding was $5.2 million, of which $3.5 million was included in notes payable, long-term, and $1.7 million in notes payable, short-term, and unpaid accrued interest of $0.8 million was recorded in other liabilities, current. In addition, the amendment reflected the customer’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.

Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The agreement was amended in 2019 and added the accrued interest of $0.1 million to the principal balance. As a result, the aggregate principal amount became $5.1 million. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically, by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances would continue until fully repaid. The prepayment is secured by an agreement that was to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The agreement is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the agreement bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.60% at June 30, 2024) and matures five years from the commercial operation date of Origin 1, which is defined by the plant's actual production of a certain volume of product as well as its capacity to produce a certain annual volume of product. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. As a result, the amounts outstanding under the agreement were reclassified from other liabilities, long-term to notes payable, short-term and other liabilities, current and we paid the $2.2 million due on March 1, 2024. The remaining outstanding principal of $3.6 million at June 30, 2024 was recorded in notes payable, short-term and $0.1 million accrued interest outstanding was recorded in other liabilities, current. At December 31, 2023, the total amount outstanding of $5.1 million and accrued interest outstanding of $0.6 million was recorded in other liabilities, long-term.
8.Other Liabilities, Long-term
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. The prepayment is to be made in two equal installments: the first $2.5 million was paid in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At June 30, 2024 and December 31, 2023, the total amount outstanding on this agreement was $2.5 million. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash and cash equivalents has fallen below a specified threshold.
9.Earnout Liability
As additional consideration for the Merger, within ten business days after the occurrence of a “Triggering Event,” as defined below, the Company shall issue or cause to be issued to each Legacy Origin stockholder a certain number of shares of the Company Class A Common Stock. The number of such shares is equal to the product of (i) the number of shares of Company Common Stock, Company Series A Preferred Stock, Company Series B Preferred Stock, Company Series C Preferred Stock, and the net number of shares of Company Capital Stock that would be issuable in respect of “Vested Company Options” in the event such options were exercised (on a net exercise basis with respect to only the applicable exercise price, immediately prior to the “Closing” and settled in the applicable number of shares of Company Common Stock, rounded down to the nearest whole share) held by such Legacy Origin stockholder as of immediately prior to the “Effective Time”; and (ii) the “Earnout Exchange Ratio” (such issued shares of Artius Class A Common Stock, collectively, the “Earnout Shares”), where “Vested Company Options,” “Closing,” “Effective Time,” and “Earnout Exchange Ratio” have the meanings set forth in the Merger Agreement. The Company cannot be required to issue more than 25,000,000 Earnout Shares in the aggregate. Additionally, such Earnout Shares will also become issuable in the event the Company enters into a definitive agreement with respect to an Artius Sale (as defined in the Merger Agreement) on or before the fifth anniversary of the Closing Date. A Triggering Event is defined as the following:
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
A Sponsor Letter Agreement was delivered in connection with the Merger such that 4.5 million of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject to forfeiture based on the same vesting requirements as the Earnout Shares. The first Triggering Event was not met by its June 25, 2024 deadline and the number of Plan Sponsor Shares valued in the Earnout Liability balance at June 30, 2024 were reduced accordingly and 1.5 million shares were cancelled on July 30, 2024. These shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 114% and 108%, and interest rate of 4.61% and 4.04% at June 30, 2024 and December 31, 2023, respectively.
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company received $0.0 million and $8.1 million during the three and six months ended June 30, 2024, respectively, and zero during the three and six months ended June 30, 2023 related to the eligible expenditures incurred before March 31, 2023. The Company recorded a liability for the amount received of $15.1 million and $7.3 million at June 30, 2024 and December 31, 2023, respectively, on the unaudited condensed consolidated balance sheets in Canadian government research and development program liability.
11.Common Stock Warrants
As of June 30, 2024 and December 31, 2023 there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the unaudited condensed consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured on the June 30, 2024 and December 31, 2023 on the unaudited condensed consolidated balance sheets at $2.0 million and $1.3 million, respectively. A loss of $1.3 million and $0.6 million during the three and six months ended June 30, 2024, respectively, and a loss of $2.1 million and a gain of $4.6 million during the three and six months ended June 30, 2023, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
12.Stockholders’ Equity
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2024, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote.
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
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2023, the number of shares available for issuance under the 2021 Equity Incentive Plan was 28,761,816. On January 1, 2024, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 1,278,395 shares pursuant to the 2021 Plan’s “evergreen” provision to a total of 30,040,211 shares. As of June 30, 2024, there were 9,779,882 shares available for grant.
The following tables summarize stock option activity under the Stock Plans:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2023	5,478,010	$0.17	6.05
Exercised	(585,760)	0.14
Forfeited / canceled	(22,224)	0.14
Expired	(7,363)	0.29
Balance as of March 31, 2024	4,862,663	$0.18	5.74
Exercised	(499,365)	0.32
Balance as of June 30, 2024	4,363,298	$0.16	6.05
Vested and expected to vest at June 30, 2024	4,363,298	$0.16	6.05	$3,258
Vested and exercisable at June 30, 2024	2,786,648	$0.18	5.89	$2,033

The total intrinsic value of the options exercised was $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million during the three and six months ended June 30, 2023, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of June 30, 2024, the Company had stock-based compensation of $0.4 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 0.6 years.
The following table summarizes the RSU award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	10,927,261	$1.94
Granted - RSU awards	1,286,831	0.65
RSU awards vested and converted to shares	(212,633)	3.60
Forfeited - RSU awards	(948,255)	2.50
Unvested balance March 31, 2024	11,053,204	$1.72
Granted - RSU awards	781,581	0.99
RSU awards vested and converted to shares	(206,049)	3.71
Forfeited - RSU awards	(316,952)	1.88
Unvested balance June 30, 2024	11,311,784	$1.59
The following table summarizes the performance-based stock (“PSU”) award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	2,118,843	$5.77
Forfeited - PSU awards	(323,950)	7.07
Unvested balance March 31, 2024	1,794,893	$5.52
Forfeited - PSU awards	(14,725)	7.07
Unvested balance June 30, 2024	1,780,168	$5.51
The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $1.3 million and $1.4 million during the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.6 million during the three and six months ended June 30, 2023, respectively. The number of RSU awards vested during three months ended June 30, 2024 totaled 206,049, of which the issuance of 176,892 common shares has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company.
The Company issued 455,368 performance-based stock awards during 2023. The performance conditions for the performance-based stock awards from 2023 were probable of being met, therefore $26.4 thousand and $54.0 thousand of performance award stock compensation has been recorded during the three and six months ended June 30, 2024, respectively. The maximum amount of stock-based compensation expense for the unvested performance-based stock awards, assuming maximum performance, is $9.2 million. Total remaining compensation expense for performance-based stock awards will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $13.7 million as of June 30, 2024, and will be amortized on a straight-line basis over an estimated weighted average period of 1.4 years.

During the three and six months ended June 30, 2024, stock compensation expense of $2.0 million and $4.1 million, respectively, was recognized in general and administrative expenses, and $0.6 million and $1.2 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. During the three and six months ended June 30, 2023, stock compensation expense of $1.5 million and $3.0 million, respectively, was recognized in general and administrative expenses, and $0.7 million and $1.5 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
13.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of less than $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively, and $0.1 million during the three and six months ended June 30, 2023. The 2024 provision relates to foreign income taxes in Canada and the 2023 provision relates to foreign withholding taxes. Other than Canadian income taxes and foreign withholding taxes, there is no provision for income taxes because the U.S. Company has incurred operating losses since inception. The Company’s effective income tax rate was (0.28)% and (0.52)% for the three and six months ended June 30, 2024, respectively and (1.68)% and 3.29% for the three and six months ended June 30, 2023, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S.
14.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. Certain operating leases contain options to extend the lease. The Company included the periods covered by these options as we are reasonably certain to exercise the options for all leases. For leases with the option to extend on a month-to-month basis after the defined extension periods, the Company is reasonably certain to extend for the same term as related leases. As such, lease terms for all leased assets located at the same locations have the same end dates. Rent deposits relating to leases are included within other long-term assets on the unaudited condensed consolidated balance sheets. Variable lease costs include operating expenses for the shared common area, and the amount is based on an annual estimate of the actual common area expenses from the preceding year and are payable monthly. Certain leases were extended during the period ended September 30, 2023. The lease modifications were not accounted for as a separate contract and we remeasured our lease liabilities and ROU assets on the modification date. Our operating leases have remaining lease terms of one to nine years.
15.    Commitments and Contingencies
Commitments
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly the Company is obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $16.6 million to the counterparty through June 30, 2024, which is included in the foregoing aggregate total, and the agreement provides for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The agreement gives the Company the right, but not the obligation, to purchase conversion services for an additional quantity of product in 2024 and stipulates a reduction in the take-or-pay commitment under certain circumstances including the counterparty’s inability to meet the required product specification. The agreement automatically renews for an additional year unless either party gives advance notice of an intention not to renew. In addition, either party may terminate the agreement in the event of the other party’s insolvency or breach of a material term. The Company recorded the advance payments in other long-term assets on the unaudited condensed consolidated balance sheets.

In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable $5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional nonrefundable payment of $7.9 million during 2023 and may make additional payments depending on the achievement of certain milestones. The total payment is included in other long-term assets on the unaudited condensed consolidated balance sheets. In connection with this license, the Company entered into a conditional offtake agreement under which the licensor will supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments have been made under this agreement through June 30, 2024.
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
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. There were payments totaling $0.1 million made during the three and six months ended June 30, 2024 and no payments made during 2023.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. For instance, in August 2023, a shareholder filed a putative securities class action complaint in the Eastern District of California against the Company and certain of its officers, alleging violations of the federal securities laws. A different shareholder filed a separate complaint in October 2023, alleging the same claims against the same defendants. Both cases allege a class period of February 23, 2023 to August 9, 2023, and seek as relief, among other things, unspecified damages and fees and costs. The two cases have since been consolidated into In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.). A lead plaintiff was appointed for the consolidated case on December 14, 2023 and filed an amended complaint on March 1, 2024. At this preliminary stage in the litigation, the Company cannot predict any particular outcome or financial impact thereof, if any.

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

(In thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders—Basic	$(19,499)	$(6,464)	$(33,412)	$3,305
Net (loss) income attributable to common stockholders—Diluted	$(19,499)	$(6,464)	$(33,412)	$3,305
Denominator:
Weighted-average common shares outstanding—Basic (1)	143,004,474	139,265,248	142,398,476	139,154,557
Stock options	—	—	—	3,730,144
RSU awards	—	—	—	154,734
Weighted-average common shares outstanding—Diluted (1)	143,004,474	139,265,248	142,398,476	143,039,435
Net (loss) income per share—Basic	$(0.14)	$(0.05)	$(0.23)	$0.02
Net (loss) income per share—Diluted	$(0.14)	$(0.05)	$(0.23)	$0.02
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 4,500,000 shares for the three and six months ended June 30, 2024 and 2023.

Diluted net (loss) income per share reflects the potential dilution of securities that could share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net (loss) income per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	1,481,531	1,481,531	1,481,531	1,481,531
Performance-based stock awards	1,780,168	2,162,150	1,780,168	2,162,150
Earnout shares	25,000,000	25,000,000	25,000,000	25,000,000
Sponsor vesting shares	4,500,000	4,500,000	4,500,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	2,881,767	4,616,840	2,881,767	—
Warrants to purchase common stock	35,476,627	35,476,627	35,476,627	35,476,627
RSU awards	11,311,784	4,416,828	11,311,784	—

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

•the Company’s ability to complete construction of its plants or caps and closures manufacturing lines in the expected timeframe and in a cost-effective manner;
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
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” as set forth elsewhere in this Report. Unless the context otherwise requires, references in this section to “Legacy Origin”, “Origin”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy Origin and its consolidated subsidiaries prior to the Merger and to Origin Materials, Inc. and its consolidated subsidiaries, following the closing of the Merger.
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
We continue to see favorable tailwinds for our technology and business model. There are a number of federal programs funded by the Inflation Reduction Act, including the Department of Energy’s Advanced Industrial Facilities Deployment Program, or AIFD, and the Section 48C Advanced Manufacturing Tax Credit. These and other programs, many of which include climate and supply chain related directives, could provide positive momentum for us in securing additional funding for building plants and deploying our platform.

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
Components of Results of Operations
We are in the relatively early stages of recognizing revenue and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.
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
(Loss) Gain in Fair Value of Common Stock Warrants Liability
The gain in fair value of common stock warrants liability consists of the change in fair value of the Warrants (the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”). We expect to incur incremental income (expenses) for the fair value adjustments for the outstanding common stock warrants liability at the end of each reporting period or through the exercise of the warrants.
(Loss) Gain in Fair Value of Earnout Liability
The gain in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Merger. We recognize incremental income (expense) for the fair value adjustments of the outstanding liability at the end of each reporting period.
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

Results of Operations
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2024 and 2023 together with the change in such items in dollars and as a percentage.

	Six Months Ended June 30,
(in thousands)	2024	2023	Variance $	Variance %
Revenues:
Products	$13,855	$7,871	$5,984	76%
Services	3	731	(728)	(100)%
Total revenues	13,858	8,602	5,256	61%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	13,513	7,774	5,739	74%
Operating expenses
Research and development	10,211	10,471	(260)	(2)%
General and administrative	21,264	16,275	4,989	31%
Depreciation and amortization	5,124	635	4,489	707%
Total operating expenses	36,599	27,381	9,218	34%
Loss from operations	(36,254)	(26,553)	(9,701)	37%
Other income (expenses)
Interest income	3,702	5,440	(1,738)	(32)%
Interest expense	(227)	(2)	(225)	11250%
Gain in fair value of derivatives	280	494	(214)	(43)%
(Loss) gain in fair value of common stock warrants liability	(628)	4,623	(5,251)	(114)%
Gain in fair value of earnout liability	540	20,380	(19,840)	(97)%
Other expenses, net	(653)	(948)	295	(31)%
Total other income, net	3,014	29,987	(26,973)	(90)%
(Loss) income before income tax expenses	$(33,240)	$3,434	$(36,674)	(1068)%
Revenues
Revenues increased $5.3 million, or 61%, during the six months ended June 30, 2024 compared to the same period in 2023. The increase in revenue is primarily attributable to an increase in the volume of material purchased by our customers through our supply chain activation program.
Cost of Revenues
Cost of revenues increased $5.7 million, or 74%, during the six months ended June 30, 2024 compared to the same period in 2023. The increase is primarily attributable to the purchases associated with the Company's supply chain activation program.
General and Administrative Expenses
General and administrative expenses increased $5.0 million, or 31%, during the six months ended June 30, 2024 compared to the same period in 2023. The increase is primarily driven by OM1 operations - $1.4 million increase in equipment, maintenance and repairs, $1.2 million increase in insurance and facilities, $1.5 million increase in payroll expense and $1.0 million increase in stock-based compensation, Also contributing to the increase is $0.7 million of bad debt expense, partially offset by a $0.8 million decrease in professional fees.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $4.5 million, or 707%, during the six months ended June 30, 2024 compared to the same period in 2023. The increase is mainly driven by the completion of Origin 1 during the fourth quarter of 2023 when Origin 1 went into production.
Interest Income
Interest income decreased $1.7 million, or 32%, during the six months ended June 30, 2024 compared to the same period in 2023. The decrease is mainly driven by the decline of the marketable securities balances.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

The Company recognized an aggregate gain related to the changes in fair values of derivative, common stock warrant liability, and earnout liability of $0.2 million during the six months ended June 30, 2024 compared to an aggregate gain of $25.5 million during the same period in 2023. The aggregate gain related to the change in fair values decreased $25.3 million. The decrease in the gain related to the change in fair value of earnout liability of $19.8 million is the result of the revaluation of the earnout liability with the fair value of such liability decreasing less in the six months ended June 30, 2024 as compared to the same period in 2023. The $5.3 million decrease in the gain related to the change in fair value of common stock warrant liability is the result of smaller increase in the fair value of the common stock warrants in the six months ended June 30, 2024 as compared to a decrease during the same period in 2023. The movement in these instruments’ fair values are driven by the value of the Company’s stock price. The decrease of $0.2 million in the gain from change in fair value of derivative liabilities was associated with our foreign currency exchange purchases or sales.

Comparison of the Three months ended June 30, 2024 and 2023
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2024 and 2023 together with the change in such items in dollars and as a percentage.

	Three Months Ended June 30,
(in thousands)	2024	2023	Variance $	Variance %
Revenues:
Products	$7,033	$6,892	$141	2%
Services	—	6	(6)	(100)%
Total revenues	7,033	6,898	135	2%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	6,826	6,814	12	—%
Operating expenses
Research and development	4,392	5,396	(1,004)	(19)%
General and administrative	11,259	8,619	2,640	31%
Depreciation and amortization	2,813	347	2,466	711%
Total operating expenses	18,464	14,362	4,102	29%
Loss from operations	(18,257)	(14,278)	(3,979)	28%
Other income (expenses)
Interest income	1,838	2,426	(588)	(24)%
Interest expense	(110)	(2)	(108)	5400%
Loss in fair value of derivatives	(16)	(266)	250	(94)%
Loss in fair value of common stock warrants liability	(1,277)	(2,143)	866	(40)%
(Loss) gain in fair value of earnout liability	(978)	7,508	(8,486)	(113)%
Other (expenses) income, net	(645)	420	(1,065)	(254)%
Total other (expenses) income, net	(1,188)	7,943	(9,131)	(115)%
Loss before income tax expenses	$(19,445)	$(6,335)	$(13,110)	207%
Revenues
Revenues increased $0.1 million, or 2%, during the three months ended June 30, 2024 compared to the same period in 2023. The increase in revenue is primarily attributable to an increase in the volume of materials purchased by our customers through our supply chain activation program.
Research and Development Expenses
Research and development expenses decreased $1.0 million, or 19%, during the three months ended June 30, 2024 compared to the same period in 2023. The decrease is mainly comprised of $0.5 million decrease in insurance and facilities, $0.3 million decrease in payroll expense, and $0.2 million decrease in stock-based compensation due to a decrease in general research and development activities.
General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 31%, during the three months ended June 30, 2024 compared to the same period in 2023. The increase is primarily driven by $1.4 million increase in insurance and facilities, $0.8 million increase in equipment maintenance and repairs related to Origin 1, $0.6 million increase in payroll expense, $0.3 million increase in stock-based compensation, and $0.7 million increase in bad debt expense, partially offset by $1.1 million decrease in professional fees. A significant portion of costs incurred during the second quarter of 2023 were capitalized as part of the development of Origin 1 and the costs to operate and maintain the plant are included in general and administrative expenses in 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.5 million, or 711%, during the three months ended June 30, 2024 compared to the same period in 2023. The increase is mainly driven by the completion of Origin 1 during the fourth quarter of 2023 when Origin 1 went into production.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

The Company recognized an aggregate loss related to the loss in fair values of derivative, common stock warrant liability, and earnout liability of $2.3 million during the three months ended June 30, 2024 compared to an aggregate gain of $5.1 million during the same period in 2023. The aggregate loss related to the change in fair values was $7.4 million. The decrease in the gain related to the change in fair value of earnout liability of $8.5 million is the result of the revaluation of the earnout liability with the fair value of such liability increased in the three months ended June 30, 2024 rather than decreased to the same period in 2023, partially offset by a reduction in the number of Sponsor Vesting and Earnout Shares. The $0.9 million decrease in the loss related to the change in fair value of common stock warrant liability is the result of increase in the fair value of the common stock warrants in the three months ended June 30, 2024 as compared to a decrease during the same period in 2023. The movement in these instruments’ fair values are driven largely by the value of the Company’s stock price. The $0.2 million decrease in the loss from change in fair value of derivative liabilities was associated with foreign currency exchange purchases or sales.
Other (Expenses) Income, Net

Other (expenses) income, net decreased $1.1 million, or 254%, during the three months ended June 30, 2024 compared to the same period in 2023. The changes are mainly driven by the realized gains and losses on marketable securities.
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

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) interest income, (iv) interest expense, (v) change in fair value of derivative, (vi) change in fair value of common stock warrants liability, (vii) change in fair value of earnout liability, (viii) other expenses (income), net and (ix) income tax expenses.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(19,499)	$(6,464)	$(33,412)	$3,305
Stock-based compensation	2,536	2,405	5,317	4,651
Depreciation and amortization	2,813	347	5,124	635
Interest income	(1,838)	(2,426)	(3,702)	(5,440)
Interest expense	110	2	227	2
Loss (gain) in fair value of derivatives	16	266	(280)	(494)
Loss (gain) in fair value of common stock warrants liability	1,277	2,143	628	(4,623)
Loss (gain) in fair value of earnout liability	978	(7,508)	(540)	(20,380)
Other expenses (income), net	645	(420)	653	948
Income tax expenses	54	—	172	—
Adjusted EBITDA	$(12,908)	$(11,655)	$(25,813)	$(21,396)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of common stock, and governmental grant programs. Origin had $132.1 million in cash, cash equivalents, and marketable securities as of June 30, 2024, and the Company believes that this balance will be able to fund its planned operations for at least the twelve months following the date of issuance of the Form 10-Q. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We began generating revenue from our business operations in 2023. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
We will require a significant amount of cash for capital expenditures as we invest in the development and operation of Origin 1 and other manufacturing facilities, including those for the production of our PET caps and closures, and additional research and development. In addition to our cash on hand, we anticipate that we will need substantial additional project financing, including from strategic partners, and government incentives to meet our financial projections, execute our growth strategy and expand our manufacturing capability. We anticipate that we may also enter into additional strategic partnerships to finance the construction of our Origin 2 plant and caps and closures manufacturing facilities. Our ability to obtain financing for the construction of future plants may depend in part on our ability to first enter into customer agreements sufficient to demonstrate adequate demand to justify the construction of such plants. We may also raise additional capital through equity offerings or debt financings, as well as through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties. Our future capital requirements will depend on many factors, including actual construction costs our manufacturing facilities, changes in the costs in our supply chain, expanded operating activities and our ability to secure customers. If our financial projections are inaccurate, we may need to seek additional equity or debt financing from outside sources, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be harmed.
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

Indebtedness
As of June 30, 2024 and December 31, 2023, we had $15.1 million and $7.3 million of indebtedness under a Canadian government program, respectively, of which zero and $8.1 million was received during the three and six months ended June 30, 2024, respectively, and zero was received in 2023. Additionally, as of June 30, 2024, we had liability balances consisting of $3.5 million notes payable, long-term, $5.3 million notes payable, short-term, $1.0 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, long-term. As of December 31, 2023, we had liability balances consisting of $3.5 million notes payable, long-term, $1.7 million notes payable, short-term, $0.8 million unpaid accrued interest recorded in other liabilities, current, $5.7 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provided for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of both principal and interest of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the note. At June 30, 2024 the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of $0.9 million was included in other liabilities, current. At December 31, 2023, the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of $0.8 million was included in other liabilities, current.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to 150% of the prepayment amount—i.e., $7.5 million. The application of the credit to purchases would continue until the foregoing amount was fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.60% at June 30, 2024) and matures five years from the commercial operation date of Origin 1. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. Accordingly, we paid the $2.2 million due on March 1, 2024. The remaining outstanding principal of $3.6 million at June 30, 2024 was recorded in notes payable, short-term and $0.1 million accrued interest outstanding was recorded in other liabilities, short-term. At December 31, 2023, the total amount outstanding was $5.1 million and accrued interest outstanding was $0.6 million recorded in other liabilities, long-term.

Prepayments
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At both June 30, 2024 and December 31, 2023, the total amount outstanding on this agreement was $2.5 million, which was recorded in other liabilities, long-term. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold.
Cash Flows for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following table shows a summary of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(31,697)	$(35,634)
Net cash provided by (used in) investing activities	2,205	(7,048)
Net cash provided by financing activities	6,806	55
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	2,868	292
Net decrease in cash and cash equivalents, and restricted cash	$(19,818)	$(42,335)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $31.7 million. Non-cash expenses recognized of $5.1 million for depreciation and amortization and $5.3 million for stock-based compensation were added back to the net loss of $33.4 million. These adjustments were partially offset by the $1.2 million increase in accounts receivable and other receivables, $4.9 million increase in other long-term assets, and $3.3 million decrease in accrued expenses.
Net cash used in operating activities for the six months ended June 30, 2023 was $35.6 million. Non-cash income recognized for the $20.4 million change in the fair value of earnout liability and $4.6 million change in fair value of common stock warrants liability were deducted from net income of $3.3 million, in addition to the $12.1 million increase in other long-term assets and the $9.7 million increase in accounts receivable and other receivables. These adjustments were partially offset by the $2.1 million decrease in accounts payable and the addition for non-cash charges of $4.7 million for stock-based compensation.
Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $7.0 million over the same period in 2023. The change was primarily related to the decrease in purchases of property, plant and equipment of $69.7 million due to the completion of Origin 1 during the fourth quarter of 2023 and decrease in net purchases of marketable securities of $15.2 million which was offset by the change in maturities of marketable securities of $75.6 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $6.8 million for the six months ended June 30, 2024, compared to net cash provided by financing activities of $0.1 million over the same period in 2023. The change was primarily related to the proceeds from Canadian Government Research and Development Program of $8.1 million which was offset by the payment of $1.5 million on the notes payable.

Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of June 30, 2024, consisted of:
•Operating lease liabilities that are included on our unaudited condensed consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. Operating lease liabilities of $0.3 million is short term and the remaining $4.0 million is related to long-term.
•In the near-term, the Company is anticipated to make payments related to the repayment agreement associated with the notes payable. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
•Additionally, the Company amended the agreement with another customer in February 2024 to provide for repayment in three installments. The Company paid the first installment and the remaining repayment amount including both principal and accrued interest of $1.6 million is due on September 1, 2024, and $2.1 million is due on March 1, 2025. Unlike the repayment agreement above, this prepayment cannot be used to credit against the purchase of products. For additional information regarding this repayment, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
•Furthermore, the Company has a prepayment agreement with a counterparty with $2.5 million due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. On February 5, 2024, the parties to the prepayment agreement entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold. For additional information regarding this repayment, see Note 8 “Other Liabilities, Long-term” to the unaudited condensed consolidated financial statements in this Report.
•Lastly, the operating cost of Origin 1 and project development cost of Origin 2, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements or debt financings, which have not yet been secured.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these unaudited condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 4, 2024. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•The estimates used in the determination of the fair value of the earnout liability
•The revenue recognition from contracts with customers

Recent Accounting Pronouncements
See Note 3 “Recent Accounting Pronouncements” to the unaudited condensed consolidated financial statements in this Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, please see the description set forth in Note 15 “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
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
•We may not manage growth effectively.
•Our business plan assumes we can secure substantial additional project financing and/or government incentives, which may be unavailable on favorable terms, if at all.
•Construction of additional plants beyond Origin 1, and manufacturing lines for our PET caps and closures, may not be completed in a cost-effective manner or at all. Any delays in or failure to finance and complete the construction of additional plants, or of manufacturing lines, could severely impact the implementation of our biomass conversion and/or PET caps and closures technologies.
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
The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to such unaudited condensed consolidated financial statements included elsewhere in this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
Risks Related to Our Business
We are an early stage company with a history of losses and our future profitability is uncertain.
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Substantially all of our net losses since inception have resulted from our plant construction, research and development, and general and administrative costs associated with our operations. We have only recently begun generating revenue, and we expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we expect our commercial scale production to be limited for several years and challenges with the design, construction, funding, and labor and equipment supply for our plants and caps and closures manufacturing lines may further delay this timeline. Even as we commercialize and begin to generate revenue, we may not become profitable for many years, if at all.
Our potential profitability is dependent upon many factors, including our ability to effectively operate our current plants, complete development of future plants and caps and closures manufacturing lines, maintain an adequate supply chain, anticipate and react to demand for our products, manufacture our products on a commercial scale, secure additional customer commitments, and otherwise execute our growth plan. The rate at which we incur losses may be higher in future periods as we:
•develop our PET cap and closure business;
•increase our spending on strategic partnerships;
•increase production at our Origin 1 plant;
•increase our sales and marketing activities; and
•decide to expand our commercial production capabilities and incur costs associated with developing our plants and caps and closures manufacturing lines.
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
We expect to need substantial additional project financing and/or government incentives in order to execute our growth strategy and expand our manufacturing capability to advance our biomass conversion and PET caps and closures technology. We have not yet secured all such project financing and government incentives, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future plants and manufacturing lines may depend, in part, on our ability to first enter into customer agreements sufficient to demonstrate sufficient demand to justify the construction of such plants and/or manufacturing lines. If we are unable to obtain such financing and/or government incentives, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
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
Government grants, incentives or subsidies may have terms that limit or restrict certain of our planned operations, thereby requiring us to alter our operating plans and materially impacting our financial projections and projected results of operations. Government grants may also be terminated, modified or recovered under certain conditions without our consent.
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
In the normal course of our business, we provide payment terms to certain of our customers. As a result, our business could be adversely affected if our customers’ financial condition deteriorates and they are unable to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers or if our customers fail to manage their business effectively or adequately disclose their financial condition to us. In fact, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. In addition, certain of our supply chain activation vendors have failed to pay and/or expressed doubt about their ability to timely pay, or pay at all, amounts due to the Company. The Company manages the risk of customer default through a combination of due diligence, contractual terms, and a diversified customer base. The number of customers, as well as our ability to discontinue service, contributes to reduce credit risk with respect to accounts receivable. Despite such mitigation efforts, customer defaults may occur.
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
Our ability to implement our biomass conversion technology platform and to satisfy our customer demand and contractual obligations depend, in part, on our ability to secure financing for and complete construction of several commercial scale plants and, in part, on our ability to secure debt financing for and procure several manufacturing lines to produce our PET caps and closures. In particular, except for Origin 2, subject to finalization of economic incentives, we have not selected a site for any of our future planned biomass conversion plants or many of our planned PET caps and closures manufacturing lines. We may have difficulty finding sites with appropriate infrastructure and access to raw materials and skilled labor. With respect to future plants, we also do not have agreements with engineering, procurement or construction firms, or with all of the firms we expect to rely on for our PET caps and closures supply chain. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants and manufacturing lines. If we are unable to construct these plants and procure and set up our manufacturing lines within the planned timeframes, timeframes that are relevant to some of our customers' carbon reduction, sustainability, marketing, or other goals, or in a cost-effective manner, or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease property on which to build and operate our plants and manufacturing lines, a stoppage of construction as a result of epidemics, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, a major supplier of certain metals such as nickel used in materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, or issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted, we may lose customers and customer demand, and we could face litigation.
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
Our operating plan assumes that we will rely on a limited number of plants and manufacturing lines to meet customer demand and that these plants and manufacturing lines will supply most of our products until additional facilities can be brought online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our facilities' equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, trade wars and sanctions (such as those imposed against Russia following its military intervention in Ukraine), or other factors. In addition, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.
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
A decline in the value of carbon credits associated with our products, if any, could harm our results of operations, cash flow and financial condition.
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
We currently have commercial arrangements with a limited number of customers from which we expect to derive a significant portion of near-term revenue. The loss of one or more of our significant customers, a substantial reduction in their orders, their failure to exercise customer options to enter into new offtake agreements or purchase commitments or to purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate these agreements and/or pursue damages against us, which could harm our business.
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
The specialty chemicals and caps and closures industries are highly competitive, and we face significant competition from large established producers of fossil-based materials, recycled fossil-based materials, incumbent HDPE and polypropylene caps and closures, and a variety of current and future producers of low-carbon, biodegradable, or renewable resource-based materials. Many of our current competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Recently, certain of our competitors in both the specialty chemicals and caps and closures industries have announced products that may compete directly with our own. Our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in laws and regulations. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share.
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
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for conversion of our chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications and for production of our PET caps and closures. We have not yet secured agreements with our preferred (or the only) supplier of some of these inputs, equipment, and services, and we may be unable to do so on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. For example, certain of our suppliers have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine including, for example, certain metals used in materials of construction.
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
If we make any major modifications to our facilities or those of third parties in our supply chain, such modifications likely would result in substantial additional capital expenditures and could prolong the time necessary to bring the facility online. We may also choose to refurbish or upgrade facilities based on our assessment that such activity will provide adequate financial returns. However, such activities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs and timing, which could harm our business, financial condition, results of operations and cash flows.
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
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks. Such risks may include difficulties in designing, developing, implementing, and scaling up new process technologies, development and production timing delays, lower than anticipated manufacturing yields, product defects, and inability to consistently meet customers’ product specifications, performance and carbon intensity, or cost requirements, among others. Errors, defects in materials, operating permit and license delays, customer product returns, interruption in our supply of materials or resources, and disruptions at our facilities or those of our partners due to accidents, maintenance issues, or unsafe working conditions, all could affect the timing, efficiency, or success of our production processes. Such production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.
We may not be successful in finding future strategic partners for continuing development of our manufacturing facilities and feedstock opportunities, or tolling and downstream conversion of our products.
We may seek to develop additional strategic partnerships to develop our manufacturing facilities, increase feedstock supply due to manufacturing constraints or capital costs required to develop our products and plants. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements for our products, technology, or plants and manufacturing lines because our research and development pipeline may be insufficient, our products or plant and manufacturing line designs or manufacturing processes may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view our products or plants and manufacturing lines as having the requisite potential to demonstrate commercial success. In particular, if we are unable to develop strategic partnerships to fund our construction of Origin 2 or manufacturing lines, we may be delayed in the completion of these facilities or may never be able to complete their construction, which may adversely impact our operation and financial results.
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
Compliance with environmental laws and regulations generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under environmental laws, regulations or permit requirements. In addition, the market for bioplastics, and for plastic products like our PET caps and closures generally, is heavily influenced by applicable federal, state and local government laws, regulations and policies, such as the European Union's Single-Use Plastic Directive, which came into effect in July 2024, and minimum recycled content requirements for beverage bottle packaging in the European Union, Peru, South Africa, and certain states in the United States, as well as public perception. Changes in these laws, regulations and policies or how these laws, regulations and policies are implemented and enforced could cause the demand for our products to decline and deter investment in the research and development of such product. Concerns associated with bioplastics, including land usage, national security interests, deforestation, food crop usage, and other environmental concerns with bioplastics as well as plastic products generally, continue to receive legislative, industry and public attention. This attention could result in future legislation, regulation and/or administrative action that could adversely affect our business.
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
If we fail to adequately protect our intellectual property rights, such failure could result in the reduction or loss of our competitive advantage. We may be unable to prevent third parties from using our proprietary information and other intellectual property without our authorization or from independently developing proprietary information and other intellectual property that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S or those countries where we do not have intellectual property rights protection. Some of our vendors have filed, and may in the future file, patent applications claiming intellectual property that we contend belongs to us. In some cases, we have been able to resolve these disputes amicably and in a manner that we believe will be beneficial to our business. There can be no guarantee we will be able to reach an amicable resolution of all such disputes or that the resolution, if any, will in fact be beneficial to our business. In some cases, litigation or arbitration may be necessary to resolve disputes over intellectual property, and we might be unable to continue working with vendors and other parties as a result of such disputes, all of which could cause significant cost and disruption to our business and fail to vindicate our claims to the intellectual property. The use of our proprietary information and other intellectual property by others could reduce or eliminate competitive advantages that we have developed, potentially causing us to lose sales or actual or potential customers, or otherwise harm our business. We have been, and may again be, involved in litigation and administrative actions to protect these rights, and such proceedings could be burdensome and costly, could result in counterclaims challenging our intellectual property (including validity or enforceability) or accusing us of infringement, and we may not prevail.

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
As of June 30, 2024 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 EIP Plan and the ESPP, we may issue an aggregate of up to 35,680,155 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 14, 2024, Rich Riley, our Co-Chief Executive Officer and member of our Board, terminated his pre-arranged stock trading plan, which provided for the sale of up to 600,000 shares of the Company’s common stock, and entered into a new trading plan. Mr. Riley’s new trading plan expires on September 16, 2025 and provides for the purchase of up to 300,000 shares of our common stock. This trading plan was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
10.1*	Third Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: August 14, 2024	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: August 14, 2024	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: August 14, 2024	By:	/s/ Matt Plavan
Matt Plavan
Chief Financial Officer