Form 10-Q
period 2024-09-30
Origin Materials, Inc.
filed 2024-11-14
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.0001 per share outstanding was 146,250,167, as of November 8, 2024.

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

These channels may be updated from time to time on our investor relations website. The information we post through these channels may be deemed material. Accordingly, investors should monitor them in addition to following our investor relations website, press releases, SEC filings, and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q.

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$56,396	$75,502
Marketable securities	56,996	82,761
Accounts receivable and unbilled receivable, net of allowance for credit losses of $730 and $0, respectively	17,919	16,128
Other receivables	5,183	3,449
Inventory	990	912
Prepaid expenses and other current assets	3,909	8,360
Total current assets	141,393	187,112
Property, plant, and equipment, net	222,758	243,118
Operating lease right-of-use asset	3,829	4,468
Intangible assets, net	88	121
Deferred tax assets	860	1,261
Other long-term assets	30,627	25,754
Total assets	$399,555	$461,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,308	$1,858
Accrued expenses	3,161	7,689
Operating lease liabilities, current	305	367
Notes payable, short-term	3,772	1,730
Other liabilities, current	93	918
Derivative liability	49	300
Total current liabilities	8,688	12,862
Earnout liability	4,184	1,783
Canadian Government Research and Development Program liability	15,309	7,348
Common stock warrants liability	4,254	1,341
Notes payable, long-term	1,730	3,459
Operating lease liabilities	3,944	4,207
Other liabilities, long-term	2,590	8,327
Total liabilities	40,699	39,327
Commitments and contingencies (See Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 145,886,615 and 145,706,531, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (including 3,000,000 and 4,500,000, respectively, of Sponsor Vesting Shares)	15	15
Additional paid-in capital	390,875	382,854
(Accumulated deficit) retained earnings	(24,605)	45,570
Accumulated other comprehensive loss	(7,429)	(5,932)
Total stockholders’ equity	358,856	422,507
Total liabilities and stockholders’ equity	$399,555	$461,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Products	$8,202	$6,358	$22,057	$14,229
Services	—	782	3	1,513
Total revenues	8,202	7,140	22,060	15,742
Cost of revenues (exclusive of depreciation and amortization shown separately below)	8,141	6,340	21,654	14,114
Operating expenses
Research and development	5,127	4,927	15,338	15,398
General and administrative	9,347	7,633	30,611	23,908
Depreciation and amortization	2,822	386	7,946	1,021
Impairment of assets	15,170	—	15,170	—
Total operating expenses	32,466	12,946	69,065	40,327
Loss from operations	(32,405)	(12,146)	(68,659)	(38,699)
Other income (expenses)
Investment income (expenses), net	1,745	(1,130)	5,447	4,308
Interest expenses	(86)	—	(313)	—
(Loss) gain in fair value of derivatives	(43)	126	237	620
(Loss) gain in fair value of common stock warrants liability	(2,285)	22,815	(2,913)	27,438
(Loss) gain in fair value of earnout liability	(2,941)	18,757	(2,401)	39,137
Other (expenses) income, net	(517)	2,603	(1,170)	1,655
Total other (expenses) income, net	(4,127)	43,171	(1,113)	73,158
(Loss) income before income tax expenses	(36,532)	31,025	(69,772)	34,459
Income tax expenses	(231)	(94)	(403)	(223)
Net (loss) income	$(36,763)	$30,931	$(70,175)	$34,236
Other comprehensive income (loss)
Unrealized gain on marketable securities	$690	$1,593	$2,210	$4,507
Foreign currency translation adjustment	1,828	(4,176)	(3,707)	(784)
Total other comprehensive income (loss)	2,518	(2,583)	(1,497)	3,723
Total comprehensive (loss) income	$(34,245)	$28,348	$(71,672)	$37,959
Net (loss) income per share, basic	$(0.26)	$0.22	$(0.49)	$0.25
Net (loss) income per share, diluted	$(0.26)	$0.22	$(0.49)	$0.24
Weighted-average common shares outstanding, basic	143,387,618	139,806,045	142,720,941	139,374,106
Weighted-average common shares outstanding, diluted	143,387,618	142,703,550	142,720,941	142,872,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount
Balance at December 31, 2022	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905
Common stock issued upon exercise of stock options	163,096	—	23	—	—	23
Vested common stock awards	70,670	—	—	—	—	—
Stock-based compensation	—	—	2,915	—	—	2,915
Net income	—	—	—	9,769	—	9,769
Other comprehensive income	—	—	—	—	1,530	1,530
Balance at March 31, 2023	143,267,991	14	374,010	31,541	(14,423)	391,142
Common stock issued upon exercise of stock options	208,807	—	31	—	—	31
Vested common stock awards	21,926	—	—	—	—	—
Stock-based compensation	—	—	3,018	—	—	3,018
Net loss	—	—	—	(6,464)	—	(6,464)
Other comprehensive income	—	—	—	—	4,776	4,776
Balance at June 30, 2023	143,498,724	14	377,059	25,077	(9,647)	392,503
Common stock issued upon exercise of stock options	582,240	—	90	—	—	90
Vested common stock awards	117,565	—	—	—	—	—
Stock-based compensation	—	—	3,146	—	—	3,146
Net income	—	—	—	30,931	—	30,931
Other comprehensive loss	—	—	—	—	(2,583)	(2,583)
Balance at September 30, 2023	144,198,529	$14	$380,295	$56,008	$(12,230)	$424,087

				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2023	145,706,531	$15	$382,854	$45,570	$(5,932)	$422,507
Common stock issued upon exercise of stock options	585,760	—	83	—	—	83
Vested common stock awards	212,633	—	—	—	—	—
Stock-based compensation	—	—	2,781	—	—	2,781
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive loss	—	—	—	—	(3,274)	(3,274)
Balance at March 31, 2024	146,504,924	15	385,718	31,657	(9,206)	408,184
Common stock issued upon exercise of stock options	499,365	—	158	—	—	158
Vested common stock awards	206,049	—	—	—	—	—
Stock-based compensation	—	—	2,536	—	—	2,536
Net loss	—	—	—	(19,499)	—	(19,499)
Other comprehensive loss	—	—	—	—	(741)	(741)
Balance at June 30, 2024	147,210,338	15	388,412	12,158	(9,947)	390,638
Common stock issued upon exercise of stock options	8,509	—	4	—	—	4
Vested common stock awards	167,768	—	—	—	—	—
Sponsor vesting shares forfeited	(1,500,000)	—	—	—	—	—
Stock-based compensation	—	—	2,459	—	—	2,459
Net loss	—	—	—	(36,763)	—	(36,763)
Other comprehensive income	—	—	—	—	2,518	2,518
Balance at September 30, 2024	145,886,615	$15	$390,875	$(24,605)	$(7,429)	$358,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net (loss) income	$(70,175)	$34,236
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,946	1,055
Provision for credit losses	730	—
Amortization on right-of-use asset	392	458
Stock-based compensation	7,776	7,031
Loss (gain), net on disposal of property, plant, and equipment	16	—
Loss on reserves	639	—
Impairment of assets	15,170	—
Realized loss (gain) on marketable securities	359	(1,706)
Amortization of premium and discount of marketable securities, net	(172)	3,701
Change in fair value of derivative	(237)	(620)
Change in fair value of common stock warrants liability	2,913	(27,438)
Change in fair value of earnout liability	2,401	(39,137)
Deferred tax benefit	375	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(4,256)	(8,130)
Inventory	(78)	(821)
Prepaid expenses and other current assets	962	(2,703)
Other long-term assets	(4,873)	(17,954)
Accounts payable	(124)	2,819
Accrued expenses	(3,082)	1,707
Operating lease liability	(298)	(529)
Deferred income	—	1,374
Other liabilities, current	(1,507)	2,846
Other liabilities, long-term	—	(2,636)
Net cash used in operating activities	(45,123)	(46,447)
Cash flows from investing activities
Purchases of property, plant, and equipment	(5,117)	(90,113)
Purchases of marketable securities	(1,518,398)	(3,092,218)
Sales of marketable securities	1,456,532	3,057,700
Maturities of marketable securities	86,441	129,081
Net cash provided by investing activities	19,458	4,450
Cash flows from financing activities
Payment of notes payable	(4,793)	—
Proceeds from Canadian Government Research and Development Program	8,097	—
Proceeds from exercise of stock options	245	145
Net cash provided by financing activities	3,549	145
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	3,010	(390)
Net decrease in cash and cash equivalents, and restricted cash	(19,106)	(42,242)
Cash and cash equivalents, and restricted cash, beginning of the period	75,502	108,348
Cash and cash equivalents, and restricted cash, end of the period	$56,396	$66,106
Supplemental disclosure of cash flow information
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$2,302
Stock-based compensation capitalized into property, plant, and equipment	$—	$2,048
Purchases of fixed assets included in accounts payable and accrued expenses	$66	$6,182
Cash paid during the period:
Income taxes payment	$23	$129
Interest payment	$1,708	$—
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
Origin announced its PET caps and closures business in August 2023 after several years of application development related to its furanics technologies. Origin's announced products include the PCO 1881 compliant PET cap and a tethered PET cap designed to comply with European cap tethering mandates and keep caps connected to bottles. Origin has announced several manufacturing partnerships with machine subsystem suppliers, including slit and fold specialists and a provider of visual inspection systems. Mass production partnerships are in place in Europe and North America. Origin's first PET closure manufacturing system successfully completed its Factory Acceptance Test in September 2024.
Regarding its biomass conversion technology and furanics application development programs, the Company achieved the mechanical completion of its first furanics manufacturing plant in Ontario, Canada (“Origin 1”). The plant is currently operating on demand with reduced staffing, while preserving Origin's ability to generate product at small volumes sufficient to explore scale-up with strategic partners. This decision was made in alignment with Origin's near-term focus on PET caps as its path to profitability. Origin continues to engage customers as part of its asset light strategy for the Origin 2 project to further scale up biomass conversion technology, with timelines and economic forecasts to depend on the partner and deal structure, which can explore a range of scenarios including Asia brownfield locations. Origin is exploring a variety of plant designs, evaluating potential sites, and performing joint development work, including testing and optimizing various feedstocks to generate data that could influence scale-up strategy.
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

Unaudited Condensed Consolidated Financial Statements
The December 31, 2023 unaudited condensed consolidated balance sheet was derived from the annual audited consolidated financial statements included in the Company's Form 10-K as filed with the SEC on March 4, 2024 (the “Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of September 30, 2024, the unaudited condensed consolidated statements of operations and comprehensive (loss) income, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the notes to such unaudited condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
The Company maintains an allowance for credit losses for estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with the accounts. The Company records the allowance against bad debt expense within general and administrative expenses included on the unaudited condensed consolidated statements of operations and comprehensive (loss) income, up to the amount of revenues recognized to date. For accounts receivable, our top two customers from product sales, in the aggregate, accounted for approximately 92% and 67% as of September 30, 2024 and December 31, 2023, respectively, of total accounts receivable outstanding balances and accounted for approximately 100% and 94% of total revenue for the three and nine months ended September 30, 2024, respectively, and 87% and 86% of total revenue for the three and nine months ended September 30, 2023, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such funds in cash deposits and money market accounts with balances of $56.4 million and $75.5 million as of September 30, 2024 and December 31, 2023, respectively.

Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the unaudited condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses reported as a separate component on the unaudited condensed consolidated statements of operations and comprehensive (loss) income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other (expenses) income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income, and any remaining unrealized gains and losses are included in accumulated other comprehensive loss on the unaudited condensed consolidated statements of stockholders’ equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of investment income (expenses), net within other income (expenses).
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
Accounts Receivable and Unbilled Receivable, net
Accounts receivables are recorded at their estimated net realizable value, and we do not typically charge interest. The allowance for credit losses, known as the Current Expected Credit Losses model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. Unbilled receivables arise when the timing of customers billing differs from the timing of revenue recognition for the obligations performed.

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable	$18,649	$15,204
Provision for credit losses	(730)	—
Unbilled receivable	—	924
Accounts receivable and unbilled receivable, net	$17,919	$16,128
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax and goods and services tax for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.
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

(in thousands)	September 30, 2024	December 31, 2023
Finished goods	$—	$24
Raw materials	949	888
Spare parts	41	—
Total	$990	$912
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

(in thousands)	September 30, 2024	December 31, 2023
Patents	$405	$413
Less accumulated amortization	(317)	(292)
Total intangible assets	$88	$121
The weighted average remaining useful life of the patents was 2.66 years. For the three and nine months ended September 30, 2024 and 2023, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property, equipment, software and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of September 30, 2024, the Company evaluated the costs capitalized for Origin 2 as it concluded it will not construct a plant on the land owned in Geismar, Louisiana. The capitalized costs specific to the Louisiana site, excluding the land, were deemed not recoverable. These costs totaled $12.3 million and the loss was recorded in impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2024. (See Note 6 “Property, Plant, and Equipment” for additional details). Management believes the remaining Origin 2 capitalized costs of $31.8 million approximate the fair value as of September 30, 2024.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of September 30, 2024, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants as of September 30, 2024.

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

Workforce Reduction Costs
In September 2024, we announced a workforce reduction of approximately 28% of our total workforce to realign and optimize our workforce requirements in alignment with our refined corporate strategy. The Company aims to focus on an increasing near-term demand for our PET caps and affected an organizational realignment to redirect, and in some cases reduce, existing resources from non-PET cap research programs with potential longer-term economic benefits to accelerate near-term, higher-margin revenue opportunities from PET caps. Workforce reduction costs primarily consisted of severance and benefits costs associated with the workforce reduction in September 2024 (see Note 12 “Stockholders’ Equity”). As of September 30, 2024, we do not expect to record any significant future charges related to the workforce reduction plan.
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
Comprehensive (Loss) Income
The Company’s comprehensive (loss) income consists of net (loss) income and other comprehensive income (loss). Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive income (loss).
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
Segment Reporting
The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Co-Chief Executive Officers are the CODM. As of September 30, 2024, the Company’s CODM has made such decisions and assessed performance at the Company level.

As of September 30, 2024 and December 31, 2023, the Company had $216.4 million and $206.1 million, respectively, of assets located outside of the United States.
3.Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”) - Improvements to Reportable Segment Disclosures, which updates disclosures about a public entity’s reportable segments, including more detailed information about a reportable segment’s expenses. The amendments in this update require that we disclose (i) on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (ii) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (iii) annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (iv) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, we may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (v) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. This guidance is required to be applied retrospectively to all prior periods presented in the financial statements. This guidance is effective for the Company for its annual consolidated financial statements for the fiscal year ending December 31, 2024, and interim periods within its fiscal year beginning January 1, 2025. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in the notes to our annual and unaudited condensed consolidated financial statements.
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
The Company did not receive payment before the provision of services during the three and nine months ended September 30, 2024 and 2023. Therefore, deferred income was zero.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$40,083	$—	$—	$40,083
Marketable securities	—	56,996	—	56,996
Derivative asset	—	11	—	11
Total fair value	$40,083	$57,007	$—	$97,090
Liabilities:
Common stock warrants (Public)	$2,896	$—	$—	$2,896
Common stock warrants (Private Placement)	—	1,358	—	1,358
Earnout liability	—	—	4,184	4,184
Derivative liability	—	49	—	49
Total fair value	$2,896	$1,407	$4,184	$8,487

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,502	$—	$—	$75,502
Marketable securities	—	82,761	—	82,761
Total fair value	$75,502	$82,761	$—	$158,263
Liabilities:
Common stock warrants (Public)	$913	$—	$—	$913
Common stock warrants (Private Placement)	—	428	—	428
Earnout liability	—	—	1,783	1,783
Derivative liability	—	300	—	300
Total fair value	$913	$728	$1,783	$3,424

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
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9 “Earnout Liability”). A loss of $2.9 million and $2.4 million during the three and nine months ended September 30, 2024, respectively, and a gain of $18.8 million and $39.1 million during the three and nine months ended September 30, 2023, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive (loss) income in the (loss) gain in fair value of earnout liability.
The following table summarizes the activities for the earnout liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,243	$22,386	$1,783	$42,533
Loss (gain) in fair value of earnout liability	2,941	(18,757)	2,401	(39,137)
Other	—	—	—	233
Balance at end of period	$4,184	$3,629	$4,184	$3,629

As of September 30, 2024 and December 31, 2023, the carrying values of accounts receivable and unbilled receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. We have determined the fair value of notes payable approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarized the marketable securities by major security type as follows:

	As of September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$1,097	$—	$—	$1,097
Corporate bonds	7,781	42	(20)	7,803
Asset-backed securities	38,935	78	(1,262)	37,751
U.S. government and agency securities	9,996	23	(21)	9,998
Foreign government and agency securities	372	—	(25)	347
Total marketable securities	$58,181	$143	$(1,328)	$56,996

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$21,869	$26	$(847)	$21,048
Asset-backed securities	52,199	26	(2,289)	49,936
U.S. government and agency securities	11,706	—	(270)	11,436
Foreign government and agency securities	372	—	(31)	341
Total marketable securities	$86,146	$52	$(3,437)	$82,761
The realized gains and losses are included in other (expenses) income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
We sold marketable securities for proceeds of $1,456.5 million and $3,057.7 million during the nine months ended September 30, 2024 and 2023, respectively. As a result of those sales, we realized a loss of $0.4 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, and a gain of $2.4 million and $1.7 million during the three and nine months ended September 30, 2023, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $39.7 million and $73.2 million as of September 30, 2024 and December 31, 2023, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of September 30, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Commercial paper	$1,097	$—	$—	$1,097
Corporate bonds	2,654	3,979	1,170	7,803
Asset-backed securities	243	—	37,508	37,751
U.S. government and agency securities	7,968	—	2,030	9,998
Foreign government and agency securities	347	—	—	347
Total marketable securities	$12,309	$3,979	$40,708	$56,996

	As of December 31, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$20,756	$292	$—	$21,048
Asset-backed securities	238	1,806	47,892	49,936
U.S. government and agency securities	8,929	—	2,507	11,436
Foreign government and agency securities	341	—	—	341
Total marketable securities	$30,264	$2,098	$50,399	$82,761
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a loss of less than $0.1 million and a net gain of $0.2 million during the three and nine months ended September 30, 2024, respectively, and a net gain of $0.1 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of September 30, 2024 and December 31, 2023 was $5.5 million and $14.7 million, respectively.

6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Land	$11,341	$11,356
Land improvements and infrastructure	62,145	62,930
Manufacturing equipment and pilot plant	117,652	116,754
Computer equipment and software	2,759	1,629
Lab equipment	3,649	3,468
Furniture, fixtures, and machinery	5,160	1,094
Total	202,706	197,231
Less accumulated depreciation and amortization	(15,288)	(8,136)
Construction in process	35,340	54,023
Total property, plant, and equipment, net	$222,758	$243,118
The depreciation and amortization expense totaled $2.8 million and $7.9 million during the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.0 million during the three and nine months ended September 30, 2023, respectively.
There were no interest or stock-based compensation costs capitalized during the three and nine months ended September 30, 2024. Interest and stock-based compensation capitalization ceased during the fourth quarter of 2023 as Origin 1 was completed. During the three and nine months ended September 30, 2023, the Company capitalized $0.1 million and $0.4 million, respectively, of interest cost into property, plant and equipment related to Origin 1, and capitalized $0.7 million and $2.0 million, respectively, of stock-based compensation related to employees whose costs are necessarily incurred to bring the asset to its intended used.
As discussed in Note 2, the Company identified an impairment loss of $12.3 million related to the capitalized costs specific to the Louisiana site for Origin 2 that were included in construction in process prior to September 30, 2024. The impairment loss was recorded in impairment of assets in the unaudited condensed consolidated statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2024. See Note 17 regarding the classification of the land as held for sale subsequent to September 30, 2024.

7.Notes Payable
The Company maintains eight separate offtake supply agreements (the “Offtake Agreements”). Two of the eight Offtake Agreements are with the same customer and pertain to supply of product from Origin 1 and Origin 2, respectively. Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to one of these Offtake Agreements, which Legacy Origin entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the customer amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the customer further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the customer to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. The repayment in the amount of $2.7 million is due on September 1, 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At September 30, 2024, the total note principal outstanding was $3.5 million, of which $1.7 million was included in notes payable, long-term, and $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. At December 31, 2023, the total note principal outstanding was $5.2 million, of which $3.5 million was included in notes payable, long-term, and $1.7 million in notes payable, short-term, and unpaid accrued interest of $0.8 million was recorded in other liabilities, current. In addition, the amendment reflected the customer’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.

Legacy Origin received a $5.0 million prepayment from a customer for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The agreement was amended in 2019 and added the accrued interest of $0.1 million to the principal balance. As a result, the aggregate principal amount became $5.1 million. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically, by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances would continue until fully repaid. The prepayment is secured by an agreement that was to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The agreement is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the agreement bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.56% at September 30, 2024) and matures five years from the commercial operation date of Origin 1, which is defined by the plant's actual production of a certain volume of product as well as its capacity to produce a certain annual volume of product. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. As a result, the principal amounts outstanding under the agreement were reclassified from other liabilities, long-term to notes payable, short-term and the accrued interest was reclassified from other liabilities, long-term to other liabilities, current. The outstanding principal of $2.0 million at September 30, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current. At December 31, 2023, the total amount outstanding of $5.1 million and accrued interest outstanding of $0.6 million was recorded in other liabilities, long-term.

8.Other Liabilities, Long-term
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. The prepayment is to be made in two equal installments: the first $2.5 million was paid in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At September 30, 2024 and December 31, 2023, the total amount outstanding on this agreement was $2.5 million. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash and cash equivalents has fallen below a specified threshold.
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
A Sponsor Letter Agreement was delivered in connection with the Merger such that 4.5 million of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject to forfeiture based on the same vesting requirements as the Earnout Shares. The first Triggering Event was not met by its June 25, 2024 deadline and 1.5 million shares were cancelled. As a result, there were 3.0 million Sponsor Vesting Shares remaining and the value of Sponsor Vesting Shares in the earnout liability balance was reduced accordingly. These shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 126% and 108%, and interest rate of 3.68% and 4.04% at September 30, 2024 and December 31, 2023, respectively.
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Repayment of the funding will be reduced by 50% if the Company begins construction before December 31, 2024 of one or more commercial plants that operate in Canada, with costs exceeding $500.0 million (in Canadian dollars), and the plants being constructed and operational within 30 months of the final investment decision, as defined in the R&D Agreement. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company received $0.0 million and $8.1 million during the three and nine months ended September 30, 2024, respectively, and zero during the three and nine months ended September 30, 2023 related to the eligible expenditures incurred before March 31, 2023. The Company recorded a liability for the amount received of $15.3 million and $7.3 million at September 30, 2024 and December 31, 2023, respectively, on the unaudited condensed consolidated balance sheets in Canadian government research and development program liability.
11.Common Stock Warrants
As of September 30, 2024 and December 31, 2023 there are 35,476,627 warrants outstanding.
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

The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the unaudited condensed consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured on the September 30, 2024 and December 31, 2023 on the unaudited condensed consolidated balance sheets at $4.3 million and $1.3 million, respectively. A loss of $2.3 million and $2.9 million during the three and nine months ended September 30, 2024, respectively, and a gain of $22.8 million and $27.4 million during the three and nine months ended September 30, 2023, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
12.Stockholders’ Equity
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2024, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote.
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

Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2023, the number of shares available for issuance under the 2021 Equity Incentive Plan was 28,761,816. On January 1, 2024, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 1,278,395 shares pursuant to the 2021 Equity Incentive Plan’s “evergreen” provision to a total of 30,040,211 shares. As of September 30, 2024, there were 10,468,774 shares available for grant.
The following tables summarize stock option activity under the Stock Plans:

(In thousands, except for share and per share amounts)	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance as of December 31, 2023	5,478,010	$0.17	6.05
Exercised	(585,760)	0.14
Forfeited / canceled	(22,224)	0.14
Expired	(7,363)	0.29
Balance as of March 31, 2024	4,862,663	$0.18	5.74
Exercised	(499,365)	0.32
Balance as of June 30, 2024	4,363,298	$0.16	6.05
Exercised	(8,509)	0.42
Balance as of September 30, 2024	4,354,789	$0.16	5.80
Vested and expected to vest at September 30, 2024	4,354,789	$0.16	5.80	$6,044
Vested and exercisable at September 30, 2024	2,835,204	$0.17	5.65	$3,871
The total intrinsic value of the options exercised was less than $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.5 million during the three and nine months ended September 30, 2023, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of September 30, 2024, the Company had stock-based compensation of $0.2 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 0.7 years.

The following table summarizes the RSU award activity:

(In thousands, except for share and per share amounts)	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	10,927,261	$1.94
Granted - RSU awards	1,286,831	0.65
RSU awards vested and converted to shares	(212,633)	3.60
Forfeited - RSU awards	(948,255)	2.50
Unvested balance March 31, 2024	11,053,204	$1.72
Granted - RSU awards	781,581	0.99
RSU awards vested and converted to shares	(206,049)	3.71
Forfeited - RSU awards	(316,952)	1.88
Unvested balance June 30, 2024	11,311,784	$1.59
Granted - RSU awards	30,842	1.54
RSU awards vested and converted to shares	(167,768)	2.11
Forfeited - RSU awards	(701,013)	1.33
Unvested balance September 30, 2024	10,473,845	$1.60
The following table summarizes the performance-based stock (“PSU”) award activity:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	2,118,843	$5.77
Forfeited - PSU awards	(323,950)	7.07
Unvested balance March 31, 2024	1,794,893	$5.52
Forfeited - PSU awards	(14,725)	7.07
Unvested balance June 30, 2024	1,780,168	$5.51
Forfeited - PSU awards	(85,252)	6.46
Unvested balance September 30, 2024	1,694,916	$5.46
The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $1.0 million and $2.4 million during the three and nine months ended September 30, 2024, respectively, and $0.7 million and $1.3 million during the three and nine months ended September 30, 2023, respectively. The number of RSU awards vested during the nine months ended September 30, 2024 totaled 720,514, of which the issuance of 134,064 common shares has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company.
The Company issued 455,368 performance-based stock awards during 2023. The performance conditions for the performance-based stock awards from 2023 were probable of being met, therefore $25.2 thousand and $79.2 thousand of performance award stock compensation has been recorded during the three and nine months ended September 30, 2024, respectively. The maximum amount of stock-based compensation expense for the unvested performance-based stock awards, assuming maximum performance, is $9.2 million. Total remaining compensation expense for performance-based stock awards will be recognized over the requisite service periods once the performance-based conditions are deemed to be probable.
The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $10.6 million as of September 30, 2024, and will be amortized on a straight-line basis over an estimated weighted average period of 1.3 years.

As discussed in Note 2, the Company effected a workforce reduction in September 2024. The Board authorized certain changes to the stock-based awards in connection with the workforce reduction plan to allow accelerated vesting of a portion of affected employees’ unvested equity awards. The Company recorded a total workforce reduction charge of $0.6 million. The charge consists of severance and benefits costs, inclusive of cash expenditures for employee separation costs of $0.5 million and non-cash charges of $0.1 million for stock based compensation expense. The cash expenditures and non-cash stock based compensation expense for employee separation costs were recorded in general and administrative and research and development expenses during the three and nine months ended September 30, 2024 on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
During the three and nine months ended September 30, 2024, stock compensation expense of $1.8 million and $5.9 million, respectively, was recognized in general and administrative expenses, and $0.7 million and $1.8 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2023, stock compensation expense of $1.7 million and $4.7 million, respectively, was recognized in general and administrative expenses, and $0.7 million and $2.2 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
13.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of $0.2 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively. The 2024 provision relates to foreign income taxes in Canada and the 2023 provision relates to foreign withholding taxes. Other than Canadian income taxes and foreign withholding taxes, there is no provision for income taxes because the U.S. Company has incurred operating losses since inception. The Company’s effective income tax rate was (0.63)% and (0.58)% for the three and nine months ended September 30, 2024, respectively and 0.30% and 0.65% for the three and nine months ended September 30, 2023, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S.
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
15.    Commitments and Contingencies
Commitments
During the third quarter 2024, the Company entered into multiple purchase agreements with various vendors to purchase equipment to fulfill a near-term demand for our PET caps and closures. Pursuant to the agreements, the Company committed to purchase the equipment with installment payments. The Company made payments totaling of $2.8 million as of September 30, 2024 and recorded the amount in property, plant, and equipment, net on the unaudited condensed consolidated balance sheets. The Company is obligated to make additional payments toward the remaining balances of up to approximately $9.1 million subject to the achievement of certain milestones.

In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly the Company is obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $16.6 million to the counterparty through September 30, 2024, which is included in the foregoing aggregate total, and the agreement provides for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The agreement gives the Company the right, but not the obligation, to purchase conversion services for an additional quantity of product in 2024 and stipulates a reduction in the take-or-pay commitment under certain circumstances including the counterparty’s inability to meet the required product specification. The agreement automatically renews for an additional year unless either party gives advance notice of an intention not to renew. In addition, either party may terminate the agreement in the event of the other party’s insolvency or breach of a material term. The Company recorded the advance payments in other long-term assets on the unaudited condensed consolidated balance sheets.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company develops and sells specific products based on the patents, the Company would pay a royalty up to a cumulative $0.5 million from Origin 1, whereby no further payments will be due for any production at Origin 1. If production of those products occurs at subsequent facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per facility. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. No payments have been made under this agreement through September 30, 2024.
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
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing and anticipates selling are expected to utilize these patents. There were zero and $0.1 million payments made during the three and nine months ended September 30, 2024, respectively, and no payments made during 2023.
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

Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. For instance, on August 25, 2023, a shareholder filed a putative securities class action complaint in the Eastern District of California against the Company and certain of its officers, alleging violations of the federal securities laws in connection with the Company’s announcement on August 9, 2023, that it expected the timeline for construction of its Origin 2 plant to be delayed. A different shareholder filed a separate complaint on October 4, 2023, alleging the same claims against the same defendants. The two cases were consolidated into In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.). A lead plaintiff was appointed for the consolidated case on December 14, 2023 and filed an amended complaint on March 1, 2024. The complaint alleges a class period of February 23, 2023 to August 9, 2023, and seeks as relief, among other things, unspecified damages and fees and costs. On October 29, 2024, the court granted the Company's motion to dismiss the amended complaint, giving the plaintiff 20 days to file an amended complaint. At this preliminary stage in the litigation, the Company cannot predict any particular outcome or financial impact thereof, if any.
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

(In thousands, except for share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders—Basic	$(36,763)	$30,931	$(70,175)	$34,236
Net (loss) income attributable to common stockholders—Diluted	$(36,763)	$30,931	$(70,175)	$34,236
Denominator:
Weighted-average common shares outstanding—Basic (1)	143,387,618	139,806,045	142,720,941	139,374,106
Stock options	—	2,893,384	—	3,451,224
RSU awards	—	4,121	—	46,844
Weighted-average common shares outstanding—Diluted (1)	143,387,618	142,703,550	142,720,941	142,872,174
Net (loss) income per share—Basic	$(0.26)	$0.22	$(0.49)	$0.25
Net (loss) income per share—Diluted	$(0.26)	$0.22	$(0.49)	$0.24
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 3,000,000 and 3,974,453 shares for the three and nine months ended September 30, 2024, respectively, and 4,500,000 shares for three and nine months ended September 30, 2023.

Diluted net (loss) income per share reflects the potential dilution of securities that could dilute share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net (loss) income per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	1,481,531	1,481,531	1,481,531	1,481,531
Performance-based stock awards	1,694,916	2,220,750	1,694,916	2,220,750
Earnout shares	25,000,000	25,000,000	25,000,000	25,000,000
Sponsor Vesting Shares	3,000,000	4,500,000	3,000,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	2,873,258	—	2,873,258	—
Warrants to purchase common stock	35,476,627	35,476,627	35,476,627	35,476,627
RSU awards	10,473,845	—	10,473,845	—

17.    Subsequent Events
On October 30, 2024, the Company obtained the approval from the Board to sell the land located in Geismar, Louisiana. The property is currently listed for sale and it is the Company's intention to complete the sale of the land within the next 12 months. The carrying value of $11.3 million was included in property, plant, and equipment, net in the unaudited condensed consolidated balance sheets.

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

Overview
Origin is a technology company with a mission to enable the world’s transition to sustainable materials. Our innovations include polyethylene terephthalate (“PET”) caps and closures to a greater than $65 billion market. Origin's PET caps and that can enable fully-recyclable PET beverage containers and reduce waste through light-weighting, while providing enhanced performance such as greater oxygen and CO2 barrier properties that can increase shelf-life. Our patented biomass conversion platform transforms carbon into sustainable materials for a wide range of end products addressing a ~$1 trillion market including food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments, fuels, and more.
Our PET caps and closures are a natural outgrowth of our mission and our polymer expertise and platform development capability. We believe we are positioned to be first to market with a commercially viable PET cap. We anticipate that our PET closure solutions can be transformative for packaging by designing for recycling circularity and improving performance within a packaging closures market. Our announced products include the PCO 1881 compliant PET cap and a tethered PET cap designed to comply with European cap tethering mandates and keep caps connected to bottles. Our first PET closure manufacturing system successfully completed its Factory Acceptance Test in September 2024.
We have developed a proprietary biomass conversion technology to convert biomass, or plant-based carbon, into the versatile “building block” chemicals CMF and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as oils and extractives and other co-products. Our biomass technology is designed to convert sustainable feedstocks that are not used in food production, differentiating our technology from other sustainable materials companies. We believe that products made using Origin’s biomass conversion technology at sufficient scale and maturity can compete directly with petroleum-derived products on both performance and price while being sustainable and lowering the carbon footprint
We continue to perform development work related to our biomass conversion technology. Origin 1, our plant in Sarnia, Ontario, Canada, is currently operating “on demand” with reduced staffing, while preserving our ability to generate product at small volumes sufficient to explore scale-up with strategic partners. This decision was made in alignment with our near-term focus on PET caps as our path to profitability and our asset light strategy for the Origin 2 project to further scale up biomass conversion technology, with timelines and economic forecasts to depend on the partner and deal structure, which can explore a range of scenarios including Asia brownfield locations. We are exploring a variety of plant designs, evaluating potential sites, and performing joint development work including testing and optimizing various feedstocks to generate data that could influence our scale-up strategy.
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
Business Environment and Trends
Our business and financial performance depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory frameworks, and the dynamics of the global trade environment. We continue to observe market uncertainty, civil unrest, global sanctions resulting from geopolitical conflicts, bank failures, increasing inflationary pressures, supply constraints and labor shortages in the past few quarters. In addition, several companies have announced products that may compete with our PET caps and closures and biomass-derived chemicals and materials. These market dynamics, which we expect will continue into the foreseeable future, have and may continue to impact our business and financial results, including costs and revenues.
Historically, demand for PET caps has been strong. However, no company has been able to successfully commercialize a PET cap at meaningful scale because of, among other factors, technical challenges inherent in making caps from PET cost-effectively in a way that customers have been willing to accept. We have approached the problem of PET cap production differently, including with novel applications of thermoforming technology, slit and fold technology, and key proprietary design elements. Our solution does not entail modifying the PET with additives. We now expect to be first to market with a commercially viable PET cap.

Our PET caps can enable our customers to fulfill sustainability and performance objectives including lighter weight packaging, increased recycled content, improved container recyclability, and improved product shelf life, among others. Leading food and beverage companies increasingly embrace the vision of the circular economy, which seeks to minimize waste and keep valuable materials in circulation. Our PET caps and closures offer clear value propositions for companies competing in this environment.
We expect to produce sustainable PET caps cost-competitively, and we can make them with any type of PET, making 100% recycled PET possible from cap to container for the first time ever. Our caps are designed for circularity and perform better than today’s HDPE and polypropylene caps in ways that can improve product shelf life. For a wide variety of containers, our technology enables the lightest cap, reducing plastic waste and improving sustainability.
We believe demand for our PET caps is likely to continue to exceed supply for the foreseeable future, with our first announced customer Memorandum of Understanding ("MOU") representing billions of caps and over $100 million over an initial two-year term. Our commercial strategy will focus on increasing PET cap production capacity and expanding our PET cap technology into new product types and packaging markets including food and home goods.
Product development continues to progress quickly as we engaged with technical, strategic, and supply chain partners. In September 2024, we demonstrated the successful Factory Acceptance Test of our first production line ("CapFormer System"). The system produced functional caps at commercial speeds, validating performance specifications with over 98% efficiency with room for additional improvement ahead.
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

Research and Development Expenses
To date, our research and development expenses have consisted primarily of development of CMF, HTC, levulinic acid, furfural, and oils and extractives, and the conversion of those chemical building blocks into products familiar to and desired by our customers, such as carbon black, furandicarboxylic acid (“FDCA”), polyethylene furanoate, paraxylene, PET, and PETF, which is a PET co-polyester incorporating FDCA and offering performance advantages over traditional PET plastic. Our research and development expenses also include personnel-related costs like stock-based compensation and professional fees, investments associated with the operations of the Origin 1 plant and development of the Origin 2 project, including the material and supplies to support product development and process engineering efforts.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation and professional fees, including, the costs of accounting, audit, legal, regulatory and tax compliance.
Other Income (Expenses)
Our other income (expenses) consists of income from governmental grant programs, interest expenses for notes payable and other liabilities, interest and investment income (expenses) on marketable securities, realized gain or loss on marketable securities, investment fee, and income or expenses related to changes in the fair value of derivative assets and liabilities. We expect to incur incremental income (expenses) for the fair value adjustments of these assets and liabilities at the end of each reporting period.
(Loss) Gain in Fair Value of Common Stock Warrants Liability
The (loss) gain in fair value of common stock warrants liability consists of the change in fair value of the Warrants (the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”). We expect to incur incremental income (expenses) for the fair value adjustments for the outstanding common stock warrants liability at the end of each reporting period or through the exercise of the warrants.
(Loss) Gain in Fair Value of Earnout Liability
The (loss) gain in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Merger. We recognize incremental income (expense) for the fair value adjustments of the outstanding liability at the end of each reporting period.
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

Results of Operations
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2024 and 2023 together with the change in such items in dollars and as a percentage.

	Nine Months Ended September 30,
(in thousands)	2024	2023	Variance $	Variance %
Revenues:
Products	$22,057	$14,229	$7,828	55%
Services	3	1,513	(1,510)	(100)%
Total revenues	22,060	15,742	6,318	40%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	21,654	14,114	7,540	53%
Operating expenses
Research and development	15,338	15,398	(60)	—%
General and administrative	30,611	23,908	6,703	28%
Depreciation and amortization	7,946	1,021	6,925	678%
Impairment of assets	15,170	—	15,170	100%
Total operating expenses	69,065	40,327	28,738	71%
Loss from operations	(68,659)	(38,699)	(29,960)	77%
Other income (expenses)
Investment income (expenses), net	5,447	4,308	1,139	26%
Interest expenses	(313)	—	(313)	100%
Gain in fair value of derivatives	237	620	(383)	(62)%
(Loss) gain in fair value of common stock warrants liability	(2,913)	27,438	(30,351)	(111)%
(Loss) gain in fair value of earnout liability	(2,401)	39,137	(41,538)	(106)%
Other (expenses) income, net	(1,170)	1,655	(2,825)	(171)%
Total other (expenses) income, net	(1,113)	73,158	(74,271)	(102)%
(Loss) income before income tax expenses	$(69,772)	$34,459	$(104,231)	(302)%
Revenues
Revenues increased $6.3 million, or 40%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase in product revenue is primarily generated by the Company’s supply chain activation program.
Cost of Revenues
Cost of revenues increased $7.5 million, or 53%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase is primarily attributable to the purchases associated with the Company's supply chain activation program.
General and Administrative Expenses
General and administrative expenses increased $6.7 million, or 28%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase is primarily driven by the operation costs related to Origin 1 including $2.4 million increase in equipment, maintenance and repairs, $1.7 million increase in insurance and facilities, $2.5 million increase in payroll expense and $1.2 million increase in stock-based compensation, partially offset by a $1.2 million decrease in professional fees. A significant portion of costs incurred during 2023 were capitalized as part of the development of Origin 1 and the costs to operate and maintain the plant are included in general and administrative expenses in 2024.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $6.9 million, or 678%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase is mainly driven by the completion of Origin 1 during the fourth quarter of 2023.
Impairment of Assets
Impairment of assets increased $15.2 million, or 100%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase is comprised of the impairment loss of $12.3 million related to the capitalized costs specific to the Louisiana site for Origin 2 that were deemed not recoverable and a $2.9 million write-down of other current assets to fair market value of purchased product.
Investment Income (Expenses), net
Investment income increased $1.1 million, or 26%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase is mainly driven by the changes of the amortization of premium and discount for the marketable securities.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

The Company recognized an aggregate loss related to the changes in fair values of derivative, common stock warrant liability, and earnout liability of $5.1 million during the nine months ended September 30, 2024 compared to an aggregate gain of $67.2 million during the same period in 2023. The aggregate loss related to the change in fair values decreased $72.3 million. The decrease in the gain related to the change in fair value of earnout liability of $41.5 million is the result of the revaluation of the earnout liability with the fair value of such liability increasing in the nine months ended September 30, 2024 as compared to decreasing during the same period in 2023. The $30.4 million decrease in the gain related to the change in fair value of common stock warrant liability is the result of an increase in the fair value of the common stock warrants in the nine months ended September 30, 2024 as compared to a decrease during the same period in 2023. The movement in these instruments’ fair values are driven by the value of the Company’s stock price. The decrease of $0.4 million in the gain from change in fair value of derivative was associated with our foreign currency exchange purchases or sales.

Other (Expenses) Income, Net

Other (expenses) income, net increased $2.8 million, or 171%, from other expenses of $1.2 million in the nine months ended September 30, 2024 compared to other income of $1.7 million for the same period in 2023. The increase in other expenses is mainly driven by the $1.1 million realized loss on marketable securities in the nine months ended September 30, 2024 as compared to the realized gain of $1.6 million in the nine months ended September 30, 2023.

Comparison of the Three months ended September 30, 2024 and 2023
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2024 and 2023 together with the change in such items in dollars and as a percentage.

	Three Months Ended September 30,
(in thousands)	2024	2023	Variance $	Variance %
Revenues:
Products	$8,202	$6,358	$1,844	29%
Services	—	782	(782)	(100)%
Total revenues	8,202	7,140	1,062	15%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	8,141	6,340	1,801	28%
Operating expenses
Research and development	5,127	4,927	200	4%
General and administrative	9,347	7,633	1,714	22%
Depreciation and amortization	2,822	386	2,436	631%
Impairment of assets	15,170	—	15,170	100%
Total operating expenses	32,466	12,946	19,520	151%
Loss from operations	(32,405)	(12,146)	(20,259)	167%
Other income (expenses)
Investment income (expenses), net	1,745	(1,130)	2,875	(254)%
Interest expenses	(86)	—	(86)	100%
(Loss) gain in fair value of derivatives	(43)	126	(169)	(134)%
(Loss) gain in fair value of common stock warrants liability	(2,285)	22,815	(25,100)	(110)%
(Loss) gain in fair value of earnout liability	(2,941)	18,757	(21,698)	(116)%
Other (expenses) income, net	(517)	2,603	(3,120)	(120)%
Total other (expenses) income, net	(4,127)	43,171	(47,298)	(110)%
(Loss) income before income tax expenses	$(36,532)	$31,025	$(67,557)	(218)%
Revenues
Revenues increased $1.1 million, or 15%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase in product revenue is primarily generated by the Company’s supply chain activation program.
Cost of Revenues
Cost of revenues increased $1.8 million, or 28%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily attributable to the purchases associated with the Company's supply chain activation program.
General and Administrative Expenses
General and administrative expenses increased $1.7 million, or 22%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily driven by $0.5 million increase in insurance and facilities,

$1.0 million increase in equipment maintenance and repairs related to Origin 1, and $1.0 million increase in payroll expense, partially offset by $0.5 million decrease in professional fees. A significant portion of costs incurred during the third quarter of 2023 were capitalized as part of the development of Origin 1 and the costs to operate and maintain the plant are included in general and administrative expenses in 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.4 million, or 631%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase is mainly driven by the completion of Origin 1 during the fourth quarter of 2023.
Impairment of Assets
Impairment of assets increased $15.2 million, or 100%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase is comprised of the impairment loss of $12.3 million related to the capitalized costs specific to the Louisiana site for Origin 2 that were deemed not recoverable and a $2.9 million write-down of other current assets to fair market value of purchased product.
Investment Income (Expenses), net
Investment income increased $2.9 million, or 254%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase is mainly driven by the changes of the amortization of premium and discount for the marketable securities.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability
The Company recognized an aggregate loss related to the loss in fair values of derivative, common stock warrant liability, and earnout liability of $5.3 million during the three months ended September 30, 2024 compared to an aggregate gain of $41.7 million during the same period in 2023. The aggregate loss related to the change in fair values was $47.0 million. The decrease in the gain related to the change in fair value of earnout liability of $21.7 million is the result of the revaluation of the earnout liability with the fair value of such liability increasing in the three months ended September 30, 2024 as compared to decreasing in the same period in 2023. The $25.1 million decrease in the gain related to the change in fair value of common stock warrant liability is the result of increase in the fair value of the common stock warrants in the three months ended September 30, 2024 as compared to a decrease during the same period in 2023. The movement in these instruments’ fair values are driven largely by the value of the Company’s stock price. The $0.2 million decrease in the gain from change in fair value of derivative liabilities was associated with foreign currency exchange purchases or sales.
Other (Expenses) Income, Net
Other (expenses) income, net increased $3.1 million, or 120%, from other expenses of $0.5 million in the three months ended September 30, 2024 compared to other income of $2.6 million in the same period in 2023. The increase in other expenses is mainly driven by the $0.5 million realized loss during the three months ended September 30, 2024 compared to $2.6 million realized gain in the same period for 2023 on marketable securities.
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
We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation, (ii) depreciation and amortization, (iii) impairment of assets, (iv) investment (income) expenses, net, (v) interest expenses, (vi) change in fair value of derivatives, (vii) change in fair value of common stock warrants liability, (viii) change in fair value of earnout liability, (ix) other expenses (income), net and (x) income tax expenses.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(36,763)	$30,931	$(70,175)	$34,236
Stock-based compensation	2,459	2,380	7,776	7,031
Depreciation and amortization	2,822	386	7,946	1,021
Impairment of assets	15,170	—	15,170	—
Investment (income) expenses, net	(1,745)	1,130	(5,447)	(4,308)
Interest expenses	86	—	313	—
Loss (gain) in fair value of derivatives	43	(126)	(237)	(620)
Loss (gain) in fair value of common stock warrants liability	2,285	(22,815)	2,913	(27,438)
Loss (gain) in fair value of earnout liability	2,941	(18,757)	2,401	(39,137)
Other expenses (income), net	517	(2,603)	1,170	(1,655)
Income tax expenses	231	—	403	—
Adjusted EBITDA	$(11,954)	$(9,474)	$(37,767)	$(30,870)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of common stock, and governmental grant programs. Origin had $113.4 million in cash, cash equivalents, and marketable securities as of September 30, 2024, and the Company believes that this balance will be able to fund its planned operations for at least the twelve months following the date of issuance of the Form 10-Q. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We began generating revenue from our business operations in 2023. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

We will require a significant amount of cash for capital expenditures as we invest in manufacturing lines for our PET caps and closures business. In addition to our cash on hand, we anticipate that we will need substantial additional project financing, including from strategic partners, and government incentives to meet our financial projections, execute our growth strategy and expand our manufacturing capability. We may also enter into additional strategic partnerships to finance the development of caps and closures manufacturing lines and our Origin 2 project. Our ability to obtain financing for the construction of future Origin manufacturing lines or plants may depend in part on our ability to first enter into customer agreements sufficient to demonstrate adequate demand to justify the capital expenditure. We may also raise additional capital through equity offerings or debt financings, as well as through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties. Our future capital requirements will depend on many factors, including actual costs of our manufacturing lines or plants, changes in the costs in our supply chain, expanded operating activities and our ability to secure customers. If our financial projections are inaccurate, we may need to seek additional equity or debt financing from outside sources, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be harmed.
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
Indebtedness
As of September 30, 2024 and December 31, 2023, we had $15.3 million and $7.3 million of indebtedness under a Canadian government program, respectively, of which zero and $8.1 million was received during the three and nine months ended September 30, 2024, respectively, and zero was received in 2023. Additionally, as of September 30, 2024, we had liability balances consisting of $1.7 million notes payable, long-term, $3.8 million notes payable, short-term, less than $0.1 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, long-term. As of December 31, 2023, we had liability balances consisting of $3.5 million notes payable, long-term, $1.7 million notes payable, short-term, $0.8 million unpaid accrued interest recorded in other liabilities, current, $5.7 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provided for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, Legacy Origin and the legacy stockholder amended the note to provide for repayment in three installments consisting of both principal and interest of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the note. At September 30, 2024 the outstanding note principal balance was $3.5 million of which $1.7 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of less than $0.1 million was included in other liabilities, current. At December 31, 2023, the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of $0.8 million was included in other liabilities, current.

In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to 150% of the prepayment amount—i.e., $7.5 million. The application of the credit to purchases would continue until the foregoing amount was fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (5.56% at September 30, 2024) and matures five years from the commercial operation date of Origin 1. In February 2024, Legacy Origin and the customer amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. As a result, the principal amounts outstanding under the agreement were reclassified from other liabilities, long-term to notes payable, short-term and the accrued interest were reclassified from other liabilities, long-term to other liabilities, current. The outstanding principal of $2.0 million at September 30, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, short-term. At December 31, 2023, the total amount outstanding was $5.1 million and accrued interest outstanding was $0.6 million recorded in other liabilities, long-term.
Prepayments
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. Origin and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At both September 30, 2024 and December 31, 2023, the total amount outstanding on this agreement was $2.5 million, which was recorded in other liabilities, long-term. On February 5, 2024, the parties entered into a memorandum of understanding by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold.
Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following table shows a summary of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(45,123)	$(46,447)
Net cash provided by investing activities	19,458	4,450
Net cash provided by financing activities	3,549	145
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash held in foreign currencies	3,010	(390)
Net decrease in cash and cash equivalents, and restricted cash	$(19,106)	$(42,242)
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $45.1 million. Non-cash expenses recognized that were added back to the net loss of $70.2 million include $15.2 million impairment loss, $2.4 million change in fair value of earnout liability, $2.9 million change in fair value of common stock warrants liability, $7.9 million depreciation and amortization and $7.8 million stock-based compensation. These adjustments were partially offset by the $4.3 million increase in accounts receivable and other receivables, $4.9 million increase in other long-term assets, and $3.1 million decrease in accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2023 was $46.4 million. Non-cash income recognized that was deducted from net income of $34.2 million includes $39.1 million change in the fair value of earnout liability and $27.4 million change in fair value of common stock warrants liability were deducted . These adjustments were partially offset by $7.0 million for stock-based compensation, $1.1 million for depreciation and amortization and $3.7 million for amortization of premium and discount of marketable securities which were added back to the net income. Additionally there were $18.0 million increase in other long-term assets and $8.1 million increase in accounts receivable and other receivables.
Cash Provided by Investing Activities
Net cash provided by investing activities was $19.5 million for the nine months ended September 30, 2024, compared to net cash provided by investing activities of $4.5 million over the same period in 2023. The change was primarily related to the decrease in purchases of property, plant and equipment of $85.0 million due to the completion of Origin 1 during the fourth quarter of 2023 and decrease in net purchases of marketable securities of $27.3 million which was offset by the change in maturities of marketable securities of $42.6 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $0.1 million over the same period in 2023. The change was primarily related to the proceeds from Canadian Government Research and Development Program of $8.1 million which was offset by the payment of $4.8 million on the notes payable.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of September 30, 2024, consisted of:
•Operating lease liabilities that are included on our unaudited condensed consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space, and temporary fencing. Operating lease liabilities of $0.3 million are short term and the remaining $3.9 million is long-term.
•In the near-term, the Company is anticipated to make payments related to the repayment agreement associated with the notes payable. The remaining repayment in the amount of $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
•Additionally, the Company amended the agreement with another customer in February 2024 to provide for repayment in three installments. The Company paid the first two installments and the remaining repayment amount including both principal and accrued interest of $2.1 million is due on March 1, 2025. Unlike the repayment agreement above, this prepayment cannot be used to credit against the purchase of products. For additional information regarding this repayment, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
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
•Lastly, the operating cost of Origin 1, plus the ongoing operating loss of the Company is expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives. We also expect to secure funding for plant construction under potential collaborations, strategic alliances or marketing, distribution or licensing arrangements or debt financings, which have not yet been secured.

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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 4, 2024. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•The estimates used in the determination of the fair value of the earnout liability
•The revenue recognition from contracts with customers
The following critical accounting estimate that is not included on our Annual Report on Form 10-K is described below.
Long-Lived Assets - Impairment Assessment
The long-lived assets are assessed for potential impairment in accordance with U.S. GAAP, when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted projected cash flows or its estimated fair value based on the best information available. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows and our estimates may differ from the actual results. Should different conditions prevail, material write downs of our long-lived assets could occur. While we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our impairment assessments for our long-lived assets. Therefore, the Company considers this a critical accounting estimate.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, has concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Construction of additional plants beyond Origin 1 and of manufacturing lines for production of our PET caps and closures may not be timely completed or completed in a cost-effective manner or at all. Any delays in or failure to finance and complete the construction of additional plants and manufacturing lines could severely impact the implementation of our biomass conversion and PET caps and closures technologies.
•We plan to rely on a limited number of manufacturing lines to meet near-term customer demand for our PET caps and closures sales and a limited number of plants to meet customer demand for our future intermediate chemical sales.
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
•We are dependent on third-party suppliers and service providers, some of which are sole source suppliers, who may fail, and in some cases have failed, to deliver raw materials or equipment or fail to supply needed services at all or according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these supplies effectively.
•We have entered into and may in the future enter into collaborations, strategic alliances, or licensing arrangements, which expose us and our intellectual property to competitive risk and limitations associated with third-party collaborations, some of which have materialized with partners filing patent applications that may compete with or limit the value of our own intellectual property, and that may not produce the benefits we anticipate.
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
•Our management has relatively limited experience in operating a public company.
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
We expect to need substantial additional project financing and/or government incentives in order to execute our growth strategy and expand our manufacturing capability to advance our PET caps and closures and biomass conversion technology. We have not yet secured all such project financing and government incentives, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future manufacturing lines and plants may depend, in part, on our ability to first enter into customer agreements that demonstrate sufficient demand to justify such construction. If we are unable to obtain such financing and/or government incentives, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
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
In the normal course of our business, we provide payment terms to certain of our customers. As a result, our business could be adversely affected if our customers’ financial condition deteriorates and they are unable to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers or if our customers fail to manage their business effectively or adequately disclose their financial condition to us. In fact, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. In addition, certain of our supply chain activation vendors have failed to pay and/or expressed doubt about their ability to timely pay, or pay at all, amounts due to the Company. The Company manages the risk of customer default through a combination of due diligence, contractual terms, and a diversified customer base. The number of customers, as well as our ability to discontinue service, contributes to reduce credit risk with respect to accounts receivable. Despite such mitigation efforts, customer defaults may occur and we may be unable to recover all or any of the amounts due to the Company, or we may be forced to incur legal and other collection costs to recover such amounts.
Risks Related to Our Operations and Industry
We have not yet produced any of our products in large commercial quantities.
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
Our ability to implement our biomass conversion technology platform and to satisfy our customer demand and contractual obligations depend, in part, on our ability to secure financing for and complete construction of several commercial scale plants and, in part, on our ability to secure debt financing for and procure several manufacturing lines to produce our PET caps and closures. In particular, we have not selected a site for any of our future planned biomass conversion plants or many of our planned PET caps and closures manufacturing lines. We may have difficulty finding sites with appropriate infrastructure and access to raw materials and skilled labor. With respect to future plants, we also do not have agreements with engineering, procurement or construction firms, or with all of the firms we expect to rely on for our PET caps and closures supply chain. Consequently, we cannot predict on what terms such firms may agree to design and construct our future plants and manufacturing lines. If we are unable to construct these plants and procure and set up our manufacturing lines within the planned timeframes, timeframes that are relevant to some of our customers' carbon reduction, sustainability, marketing, or other goals, or in a cost-effective manner, or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease property on which to build and operate our plants and manufacturing lines, a stoppage of construction as a result of epidemics, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, a major supplier of certain metals such as nickel used in materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, or issues with subcontractors or vendors, including payment disputes, which we have previously experienced, our business, financial condition, results of operations and prospects could be severely impacted, we may lose customers and customer demand, and we could face litigation.

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
The commercial success of our caps and closures business may be influenced by the price of incumbent HDPE or polypropylene, and of caps and closures made from these materials, relative to the price of PET, and of caps and closures made from this material, while commercial success of our biomass conversion technology may be influenced by the price of petroleum relative to the price of non-fossil feedstocks.
Our commercial success may be influenced by the cost of HDPE or polypropylene relative to PET, as well as the relative price of caps and closures made from these materials, while commercial success of our biomass conversion technology could be influenced by the cost of our biomass-derived products relative to petroleum-based products. Negative impacts could result from changes in the relative prices of HDPE, polypropylene, and PET, and of caps and closures made from these materials. Cheaper HDPE or polypropylene relative to PET could drive our customers to shift purchases away from our all-PET caps and closures and toward caps and closures made from HDPE or polypropylene, which they currently use in large numbers. The cost of petroleum-based products is in part based on the price of petroleum, which is subject to historically fluctuating prices. Our biomass conversion technology is designed to use biomass feedstocks such as timber and forest residues, which historically have experienced low volatility relative to petroleum. Increases in the price of bio-based feedstocks or decreases in the price of petroleum, or our use bio-based feedstocks such as sugars or starches that may have higher volatility or cost than timber and forest residues, could make products derived from our biomass conversion technology less competitive than their petroleum-based counterparts and require price reductions to remain attractive in the marketplace, negatively impacting our revenues.
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
Our biomass conversion technology is designed to use biomass such as local timber and forest residues as raw materials. The cost of these raw materials is generally influenced by supply and demand factors, and our operating plans include assumptions that the timber and forest residues we intend to use as feedstock will be available at prices similar to historic levels with low volatility. Similarly, our PET caps and closures are designed to use PET, including recycled PET, as a raw material. As we continue to expand our production, we will increase our demand for timber and forest residues to produce our chemical intermediates, and of PET to produce our PET caps and closures, which may alter the anticipated stability in the costs of our raw materials and potentially drive an increase in the cost of such raw materials. Additionally, we are not the only company seeking to convert timber and forest residuals into products that replace traditionally petroleum-derived equivalents. Positive momentum gained by other companies may impact the supply/demand balance.
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
The development of new manufacturing facilities entails a number of risks and assumptions, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. For example, the anticipated costs of constructing Origin 2 are far higher than initially estimated and timelines have been delayed as a result of efforts to redesign the project to reduce those costs. Additionally, our assessment of the projected benefits associated with the construction of new manufacturing facilities, including production lines for our PET caps and closures, is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition, results of operations and cash flows could be adversely impacted.
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
We may seek to develop additional strategic partnerships to develop our manufacturing facilities, increase feedstock supply due to manufacturing constraints or capital costs required to develop our products and plants. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements for our products, technology, or manufacturing facilities because our research and development pipeline may be insufficient, our products or manufacturing facility designs or processes may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view our products or manufacturing facilities as having the requisite potential to demonstrate commercial success. In particular, if we are unable to advance strategic partnerships to fund our development of caps and closures manufacturing lines or the Origin 2 project, we may be delayed or may never be complete development and construction, which may adversely impact our operation and financial results.
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
We are subject to taxation in Canada and the United States with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and results of operations. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our results of operations. We have previously participated in government programs with the Canadian federal government and Canadian provincial governments that provide investment tax credits based upon qualifying research and development expenditures. If Canadian taxation authorities successfully challenge such expenses or the correctness of such income tax credits claimed, our historical operating results could be adversely affected. As a public company, we will no longer be eligible for refundable tax credits under the Canadian federal Scientific Research and Experimental Development Program credits.
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
We may not realize the expected benefits from our recent workforce reduction and it could result in total costs and expenses that are greater than expected and could disrupt our business.
In September 2024, we implemented a reduction in our workforce. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We may not fully realize the anticipated benefits and savings from this operational realignment due to unforeseen difficulties, disruptions, delays or unexpected costs, which could adversely affect our financial condition. The changes to our operations and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have an adverse effect on our development activities, our business, results of operations or financial condition. If we are unable to realize the expected operational efficiencies, our business, results of operations and financial condition would be adversely affected. In addition, to the extent we do not realize such anticipated operational efficiencies, we may need to undertake workforce reductions or restructuring activities in the future. Furthermore, our reductions in force may be disruptive to our operations. If employees who were not affected by the reductions in force seek alternative employment, this could result in our seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, technical and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our products. We may also discover that the reductions in workforce could make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, results of operations and financial condition.
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
As a public company, we are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for our annual reports on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by management in our internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located in the European Economic Area and the UK, respectively. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to €20 million or 4% of annual global revenue, whichever is greater. The GDPR also allows for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. We also have customers in Asia, and may be subject to new and emerging data privacy regimes in Asia, such as China’s Personal Information Protection Law and Japan’s Act on the Protection of Personal Information.
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
Our Common Stock and the public warrants that were issued in connection with Artius’ initial public offering (the “Public Warrants”) are currently listed on Nasdaq. If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to delist our common stock. In late 2023 and early 2024, the per share price of our common stock declined below the minimum bid price threshold required for continued listing. On January 4, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq, notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In June 2024, our stock price resumed trading in excess of $1.00 per share for at least ten days, and we regained compliance with the minimum bid price requirement.
There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with Rule 5550(a)(2) in the long term. A failure to meet the requirements of the listing standards of Nasdaq may result in additional deficiency letters in the future. Any potential delisting of our common stock from the Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our common stock from the Nasdaq would also make it more difficult for our stockholders to sell our common stock.

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
As of September 30, 2024 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Equity Incentive Plan and the ESPP, we may issue an aggregate of up to 35,680,155 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 13, 2024, Matt Plavan, our Chief Financial Officer, entered into a pre-arranged stock trading plan, which expires on December 31, 2025 and provides for the sale of up to 250,000 shares of our common stock. On September 13, 2024, Joshua Lee, our General Counsel, entered into a pre-arranged stock trading plan, which expires on November 21, 2025 and provides for the sale of up to 60,000 shares of our common stock. Messrs. Plavan and Lee entered into their trading plans during an open trading window and each plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

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

ORIGIN MATERIALS, INC.

Date: November 14, 2024	By:	/s/ John Bissell
John Bissell
Co-Chief Executive Officer

Date: November 14, 2024	By:	/s/ Rich Riley
Rich Riley
Co-Chief Executive Officer

Date: November 14, 2024	By:	/s/ Matt Plavan
Matt Plavan
Chief Financial Officer