Form 10-K
period 2024-12-31
Origin Materials, Inc.
filed 2025-03-13
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2024, based on the closing price of $0.90 for shares of the Registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $126.4 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had issued and outstanding an aggregate of 149,354,886 shares of common stock as of March 7, 2025.
Documents Incorporated by Reference
Specified portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2024 (“Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”). Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report.

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, which can be found at https://investors.originmaterials.com/, as well as press releases, our filings with the Securities and Exchange Commission, SEC, and public conference calls and webcasts. We also use other mediums, including the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•the Company's ability to complete construction and commissioning of closure manufacturing facilities for its PET closure and furanics products in the expected timeframe and in a cost effective manner;
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
•the impact of laws and regulations and liabilities thereunder including, in particular, those hostile to environmental, social and governance (“ESG”) practices and DEI initiatives, and of existing and new tariffs and trade restrictions;
•the Company’s ability to procure and store necessary raw materials, works in process, and finished goods;
•any increases or fluctuations in raw material costs;
•the Company’s ability to avoid, mitigate, and recover from business and supply chain disruptions;
•the ability to maintain the listing of the Company’s common stock on the Nasdaq Capital Market (“Nasdaq”); and
•the impact of worldwide economic, political, industry, and market conditions, geopolitical instability, global supply chain disruptions, continued inflationary pressure, labor market constraints, recent bank failures, and other macroeconomic factors.
Other risks and uncertainties set forth in this Annual Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

RISK FACTOR SUMMARY
The following risk factors summary and other information included in this Annual Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more detailed descriptions of each risk factor, see item 1A titled “Risk Factors.”
•We are an early stage company with a history of losses and our future profitability is uncertain.
•Our business plan assumes we can secure substantial additional project financing and/or government incentives, which may be unavailable on favorable terms, if at all.
•We have not yet produced any of our products in large commercial quantities.
•Construction of manufacturing lines for production of our PET closures, or of additional plants beyond Origin 1, may not be completed in a timely-manner or completed in a cost-effective manner or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures and furanics technologies.
•We currently rely on, and plan to rely on, a limited number of manufacturing facilities to meet near-term customer demand for our PET closures and for our future intermediate chemical sales.
•We rely on a limited number of customers for a significant portion of our near-term revenue.
•Our industry is highly competitive, and we may lose market share to producers of products that can be substituted for our products, which may have an adverse effect on our results of operations and financial condition.
•Increases or fluctuations in the costs of our raw materials may adversely affect our cost structure.
•We are dependent on third-party suppliers and service providers, some of which are sole source suppliers, who may fail, and in some cases have failed, to deliver raw materials or equipment or fail to supply needed services at all or according to schedules, prices, quality, and volumes acceptable to us, or we may be unable to manage these supplies effectively.
•We have entered into and may in the future enter into collaborations, strategic alliances, or licensing arrangements, which expose us and our intellectual property to competitive risks and limitations associated with third-party collaborations and that may not produce the benefits we anticipate.
•Compliance with extensive environmental, health, and safety laws could require material expenditures, changes in our operations or site remediation.
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
•Our management team has relatively limited experience operating a public company.
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

Part I
Item 1. Business
Overview
Origin is a technology company with a mission to enable the world’s transition to sustainable materials. Our innovations include PET closures for an estimated global closures market opportunity of greater than $65 billion. Our PET closures enable fully-recyclable PET beverage containers and reduce waste through light-weighting, while providing enhanced performance such as greater oxygen and CO2 barrier properties that can increase shelf-life. Our furanics technologies include our furanics platform for transforming carbon into sustainable materials for a wide range of end products capable of addressing an estimated $1 trillion market opportunity, including food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments, and fuels.
Our Products and Technologies
PET Closures Technology Platform
Our PET closures and technologies for producing them reflect our mission to enable the world's transition to sustainable materials, as well as our polymer expertise and platform development capability. We are going to market with what we believe is the first commercially viable PET closure. We anticipate that our PET closure solutions can be transformative for packaging by designing for recycling circularity and improving the performance and sustainability of packaging. Our product candidates for markets include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles.

Our first Origin CapFormer System, a PET closure manufacturing system, successfully completed its Factory Acceptance Test (“FAT”), which involves a series of tests performed on the system to ensure that the system meets the requirements and functions as intended, in September 2024. Since September 2024, our CapFormer System has produced caps for commercial qualification and has been delivered to our operations and manufacturing center in Reed City, Michigan, where it commenced commercial production in February 2025. We anticipate bringing online additional CapFormer Systems as part of our scale-up strategy. In February 2025, we announced that three new CapFormer lines were nearing completion, with eight total lines expected by the end of December 2025.

Furanics Technologies Including Biomass Conversion Platform
In addition to our closures business, we have developed a number of technologies related to furanics, a class of chemicals with properties enabling the production of widespread and valuable materials, like plastics. These include our proprietary technology for transforming biomass, or plant-based carbon, into versatile intermediate chemicals. These intermediate chemicals include chloromethylfurfural ("CMF") and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates, as well as oils and extractives and other co-products. We believe that products made using our furanics technology at sufficient scale and maturity can compete directly with petroleum-derived products on both performance and price while being sustainable and lowering the carbon footprint.
CMF is a chemically flexible intermediate that can be converted into a variety of products, including numerous commodity and specialty chemicals. Applications include paraxylene (“PX”), which is a precursor to purified terephthalic acid (“PTA”) and subsequently PET; furandicarboxylic acid (“FDCA”), which can be converted into polyethylene furanoate (“PEF”). CMF target markets include food and beverage packaging, apparel, carpet fibers, adhesives, coatings and plasticizers. HTC is a diverse, high-potential material. Current applications of our HTC include a drop-in, energy-dense solid fuel. Our HTC product development pipeline includes carbon black replacement for tires, foams and dyes, paint and coating applications, and agriculture and soil products. Further, we believe oils and extractives could be used to produce cellulose-derived, low carbon intensity biofuels for transportation and marine fuel, industrial applications, and heat and power generation.
We continue to perform development work related to our furanics technology. Origin 1, our plant in Sarnia, Ontario, Canada, is currently operating “on demand” with reduced staffing, while preserving our ability to generate product at small volumes sufficient to explore scale-up with strategic partners. This decision was made in alignment with our near-term focus on PET closures as our path to profitability and our asset light strategy for our future plant to further scale up furanics technology. For our future plant, we have explored a variety of plant designs and conducted testing and optimization of various feedstocks to generate data that could influence our scale-up strategy.
Market Opportunity

We believe that our near-term and long-term addressable markets together exceed $1.0 trillion.
•Approximately $65 billion immediate opportunity. We expect our PET closures to begin to address a greater than $65 billion global closures market.
•Approximately $1 trillion+ long-term market opportunity. Our furanics technology produces versatile chemical “building blocks” that we anticipate, in the long term, can be converted into products to replace a broad range of chemicals and materials representing an addressable market that we believe is more than $1 trillion. These markets include polyesters for textiles, resin for packaging, solid fuels, activated carbon, carbon black for tires and polymer fillers, paints, coatings, soil additives, advanced polyesters, epoxies, plasticizers, polyurethanes, elastomers, emulsions and solvents.

Our Addressable Markets
Within the estimated $65 billion closures market, we believe there is strong and growing demand for solutions offering superior performance and sustainability characteristics, We believe there is particularly strong demand for those products that are designed for circularity, thus enabling the re-use and recycling of materials, as opposed to waste and downcycling. We designed our PET closures to outperform today’s incumbent HDPE and polypropylene caps in ways that can improve product shelf life without relying on custom polymers, which can compromise the purity of the recycling system. Our technology enables the lightest cap for a wide variety of containers, reducing plastic waste and improving sustainability. We expect to make PET closures in a wide variety of formats for not only beverage containers but food containers and others as well.

Our furanics technologies and biomass conversion platform address the chemicals market broadly due to the flexible chemistry, low carbon footprint, and competitive unit economics of our intermediates. According to the International Energy Agency, the chemical sector is the largest industrial consumer of both oil and gas. Currently, organic chemicals are predominantly derived from fossil sources such as petroleum. These chemicals are used to produce a wide array of materials from paints to plastics, space suits to solar panels, and from medicines to electronics. Our furanics technology can enable companies to lower their overall CO2 emissions and meet their emissions reduction commitments by substituting decarbonizing Furanic Intermediates and their derivatives for all or a portion of the fossil-based content of materials in their supply chains.
Competitive Landscape
In the closures market, we anticipate potential competition from traditional HDPE and polypropylene cap producers and other companies who could develop and launch PET caps. Following the trend of lightweighting, competitors may continue to develop lighter weight caps. We expect our caps to be among the lightest of their kind; however, if alternative caps continue to become lighter, this could reduce our currently expected advantage with respect to this trait. We may also face competition from manufacturers of non-plastic containers. Apart from competition, we believe there are opportunities for cooperation with incumbent cap producers who could help commercialize and increase adoption of our PET closures.
For our furanics technologies and biomass conversion platform, we expect our products to compete with traditional, petroleum-based materials currently used in our target markets, as well as compete with alternatives to these materials that both established and new companies seek to produce. We expect to compete with global oil and petrochemical companies and large international diversified chemical companies. Several of these producers are seeking to develop materials from renewable sources that could compete with our products. Moreover, a number of established companies and new entrants have announced intentions to develop renewable alternatives for existing chemical products used in our near-term focus markets. Given our leading position in decarbonized materials, we also expect to compete with alternative technologies targeting different sources of emissions. These competitors include electric vehicles, renewable power generation, and food technology. While we do not anticipate competing directly for market share with producers of these technologies, we expect to compete for wallet share from customers looking to reduce overall carbon emissions throughout their supply chain and operations.
Our Competitive Strengths
We believe that our PET closure technology and products offer a breakthrough in performance and sustainability for packaging. Our competitive strengths related to that technology and product portfolio include:
•Mono-Material Solution for Improved Recycling Circularity. Mono-material products are made with one type of material. They are typically easier to recycle than products made from multiple materials. For Origin PET closures, there is no need to separate caps from bottles during the recycling process, as there is with containers whose caps and bottles are made of different materials. We believe this could be especially valuable for tethered cap solutions. We are developing a tethered PET closure, which we anticipate will be the first commercially produced tethered PET closure.
•Can Make Products Last Longer. We believe our caps have the potential to extend product shelf life because they are made from PET, which offers improved gas barrier properties compared with common cap materials HDPE (high-density polyethylene) and polypropylene, preventing oxygen from getting in and CO2 from getting out.
•Enables Lighter Weight Products. Because PET offers improved mechanical properties compared with other common cap materials, less plastic is needed to achieve the same or better performance, such as gas barrier, when produced with our proprietary approach. Lighter weight caps provide an important advantage in a market in which our potential customers have publicly declared targets for reducing plastic consumption and efforts to make caps as light as possible, also known as "lightweighting."
•Expands Use of Recycled PET. Our caps can be made with any type of PET, whether virgin PET, bio-based PET, or recycled PET ("rPET"), without the need for custom polymers, enabling customers to produce containers with higher rPET content.
•User Experience. Our PET closure provides a satisfying user experience, from its feel to the sound it makes when opened. This is key to product adoption because it meets the expectations of consumers and the world's leading food and beverage brands. Our PET caps offer aesthetically pleasing clarity and transparency, differentiating them from incumbent caps.
•Cost Competitive. We expect that our patent-pending PET closures will have a commercially competitive cost basis when compared with HDPE and polypropylene, which to date no other PET cap has been able to achieve, despite past attempts within the industry. This competitive cost stems from Origin's our unique manufacturing system, technology, and process.
•Diverse Product Formats and Applications. Our manufacturing system for producing PET closures, which we call the Origin CapFormer System, is highly versatile, capable of producing many different formats of closures for a wide variety of food and beverage applications. Our first cap is the PCO compliant 1881 closure for beverages. We announced a tethered version of that closure in 2024. Future formats could include different beverage formats, food closures, and more, allowing us broad access to the $65 billion closures market.

We believe that our furanics technology can replace petroleum as the foundational feedstock for the materials economy. Our competitive strengths related to that technology include:
•Flexible platform enables drop-in solutions serving a large addressable market. We believe that our furanics technology is capable of helping to address a substantial global market that is just beginning to transition from petroleum-based materials to sustainable materials. Many of our products are drop-in replacements for traditional petrochemicals, enabling customers to use our products in their existing manufacturing processes to produce chemically and physically identical end products with little to no change in customer behavior.
•Abundant, low-cost and historically price-stable feedstock. Our furanics technology can use timber and forest residues such as pine pulpwood, which is currently abundant and renewable, as its base-case feedstock. The feedstock for the pulp industry in North America is plentiful and the cost has historically been relatively low and stable compared with the cost of oil. The market for these wood-based feedstocks tends to be local due to relatively high transport costs, and therefore is insulated from typical commodity price volatility. Furthermore, pulpwood feedstock does not compete for use as a food source, insulating products made from such feedstock from demand price pressures faced by other agricultural-based renewable feedstocks such as corn and sugarcane.
•Carbon Footprint. We believe our products can help enable prospective customers to achieve their net zero carbon emissions commitments by transitioning away from fossil-based materials towards materials made with our furanics technology, which can use sustainable, non-food, plant-based feedstock.
•High Barriers to Entry. Over more than a decade, we have generated a robust patent portfolio as well as critical trade secrets. We believe our competitors now significantly lag behind us and will be unable to replicate the efficiency, yield and quality of our process, as we expect to continue to improve our existing technology and processes.

Business Strategy
Our goal is to build a commercially successful business that can scale and meet current and future expected demand for sustainable and performance enhanced materials. As we advance and scale up our PET closures business, furanics technology, and other application development, we expect to introduce manufacturing capacity, which may include acquiring production lines or construction of chemical plants, that can produce sustainable materials and product applications. We also expect to continue to develop new materials and product applications, together with our partners, to maintain and increase our competitive advantages.
Key elements of our strategy include:
Near-term revenue generation through the sale of PET closures:
•We are focusing our available human and cash resources on developing near-term, recurring revenues through our PET closures. We expect a majority of our near-term revenues to be derived from products sold into the closures markets.

Scale-up of our closures business:
•Growth levers include adding additional production lines, technology advancements that could increase throughput and efficiency per line, developing new formats including non-beverage formats, and developing additional product features such as tethers designed to keep caps connected to bottles.
•Licensing Origin CapFormer Systems to commercial partners for the production of PET closures may also play a role in revenue generation.
Category leading innovation in PET:
•We expect to develop a portfolio of products from our PET closure technology and manufacturing process. Research and development will enable continual improvement and the development and refinement of novel products from this technology platform. We expect to begin with the 1881 closure format and we expect to produce larger caps for different beverage types as well as food containers.
Operational and manufacturing excellence:
•We believe that our manufacturing excellence will drive continual improvements in process efficiency in the production of PET closures, through a combination of in-house expertise and strategic partners specializing in operations. PET closure manufacturing entails the procurement of PET sheet, processing sheet into closures with our CapFormer Systems, and the delivery of closures to customers who will apply our closures to bottles using commercial bottling lines.
•We plan to continue to expand and develop new partnerships across the value chain. Our strategy includes, among other things, entering into strategic partnerships with subsystem manufacturers whose equipment is used in Origin CapFormer Systems. We will partner with organizations capable of providing us with best-in-class capabilities to efficiently build, ship, and assemble CapFormer Systems as well as operators who will assist in the production process.
Development of furanics technology and biomass conversion platform for long-term revenue generation:
•Origin 1 is a strategic asset which we plan to use to qualify higher-value applications for our intermediates CMF and HTC. Origin 1 commenced commercial-scale production in October 2023.
•Future Origin biomass conversion plants are expected to focus on supplying products that serve our markets of interest. CMF applications could include the FDCA-based polymers PEF and PETF for advanced packaging, textiles, and other potential applications. Our current strategy for carrying out development work and technology scale-up beyond Origin 1 depends on near-term revenue from products like our PET closures and our ability to secure substantial financial support from strategic partners.

Origin PET cap manufacturing overview

Mass Production Partners: Operate Origin CapFormer Systems

ORIGIN

Origin anticipates owning lines & potentially licensing lines for rapid scaling

ORIGIN

Origin PET Caps

Customers

Bottling Line

Consumers

Recycled or Virgin PET Sheet

Manufacturing Equipment Subsystem Suppliers

- Thermoforming Equipment
- Slit and Fold Equipment
- Optical Inspection Equipment

Raw Materials Supply
The Origin CapFormer System can produce PET closures from any type of PET, whether virgin PET, rPET, bio-based PET, or blends of these, depending on customer preference. The ability to incorporate rPET into closures increases the amount of recycled content for products and supports customers' ability to make and claim 100% PET (or even rPET) containers, including the caps. Our raw materials are established commodities and we do not require custom polymers to produce our caps. We believe we will be able to source materials as needed to manufacture closures.
Our furanics technology can produce building block chemicals from a variety of abundant, low-cost bio-feedstocks including wood residues and wood processing waste. Our process was designed to be able to take advantage of idled and aging pulp mills and may be co-located with such mills to secure access to existing site-specific feedstock supplies and skilled labor while lowering required capital investment.
Research and Development
Research and development is important to the success of our closures business. Origin’s innovation involves a new manufacturing process for PET closures that is different from the injection and compression molding methods traditionally used for HDPE and polypropylene closures. Different closure formats have different geometries and technical needs, including tolerances to pressure and temperature. We are advancing the practice of thermoforming to meet the performance demands of closures, performing research and development to define and refine the thermoforming process to meet the geometries, tolerances, and performance specifications of producing PET closures using our technologies. Our research and development enables technology advancements designed to increase line throughput and efficiency, develop new formats beyond beverages, and develop additional features such as tethers. At times, we perform research and development with third-party research organizations, strategic partners, and equipment subsystem manufacturers. Our first PET closure production line is located in Reed City, Michigan.

For our furanics technologies, including our biomass conversion platform, and related intermediates, we have been developing commercialization pathways focused on high-value applications. We operate an in-house laboratory and pilot-scale manufacturing facilities in West Sacramento, California and Sarnia, Ontario. Our furanics development work has a characteristically longer development cycle than our closures R&D. To further scale our furanics technologies, we are considering additional process development work or securing a financing partner in support of commercialization.

Intellectual Property
Our patent portfolio is comprised of 50 issued patents focused on the conversion of biomass to CMF and HTC and downstream derivatives thereof, and 28 issued patents focused on closures and their production. We intend to retain exclusive rights to commercially work its biomass to CMF and HTC pathways. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.
Patents. As of March 1, 2025, the issued patents in our portfolio are broken down as follows:
Issued U.S. Utility Patents

Furanics	Closures
28	0
Issued Foreign Utility Patents

Furanics	Closures
22	0
Issued Foreign Design Patents

Furanics	Closures
0	28
The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patent holder for administrative delays by the United States Patent and Trademark Office ("USPTO") in examining and granting a patent. A patent's term also may be shortened if the patent is terminally disclaimed over a commonly-owned patent or a patent naming a common inventor and having an earlier expiration date.
As of March 1, 2025, our pending non-provisional applications are broken down as follows:
Pending U.S. Utility Applications

Furanics	Closures
3	7
Pending U.S. Design Applications

Furanics	Closures
0	4
Pending Foreign Utility Applications

Furanics	Closures
16	19
Pending Foreign Design Applications

Furanics	Closures
0	41
Our furanics technology—biomass to CMF and HTC—is protected with patents, trade secrets, and know-how. We have 28 issued patents in the U.S. that will expire between 2031 and 2036 and 23 issued patents in foreign jurisdictions including Brazil, China, Europe, Japan, Korea, Mexico and Malaysia that will expire between 2031 and 2036.
Our closures technology is protected with patents, trade secrets, and know-how. We have 26 issued design patents in foreign jurisdictions including Australia, Brazil, Canada, the United Kingdom, India, Korea, Turkey, and Taiwan that will expire between 2039 and 2049.

Finally, we have 60 pending international applications directed to our closures technology in foreign jurisdictions including ARIPO, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, Saudi Arabia, South Africa, Taiwan, the United Kingdom,
Trade secrets. We maintain a secure digital vault of our trade secrets with heightened confidentiality protections. Access to this vault is limited to a select group and is granted on a need-to-know basis. Further, the information in the vault is left strategically incomplete and requires corroboration from referenced internal documents to ensure that the entirety of any trade secret is known only by someone who has access to each such document. Our employees are required to participate in invention assignment and non-disclosure protocols to further ensure the protection of our trade secrets.
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

Regulatory
Several states like California, Maine, and New Jersey, as well as Canada and the European Union, have enacted or are considering “minimum recycled content” regulations mandating certain minimum post-consumer recycled content in certain types of packaging, including, specifically, plastic beverage containers. Legislative and regulatory measures to mandate or encourage waste reduction and recycling also have been considered, or are under consideration, in jurisdictions where we expect to produce or sell our products. These regulations may present new opportunities for sustainable products like our PET closures, which can be made from recycled PET and be recycled together with the PET containers on which they are used. PET closures may involve food contact and will be regulated by the U.S. Food and Drug Administration (the FDA), the European Food Safety Authority (EFSA) or government authorities in other jurisdictions. For example, our PET closures sold in the European Union are required to be tethered to the bottle or container based on recent regulatory requirements in the region.

The production and sale of our chemicals and intermediates that we manufacture and use, including CMF and HTC, and our ongoing research and development activities require authorizations or exemptions under the Toxic Substances Control Act ("TSCA") administered by the U.S. Environmental Protection Agency (the "EPA") and the Canadian Environmental Protection Act ("CEPA") administered by Health Canada and Environment and Climate Change Canada. Our production processes are subject to regulations and permit requirements relating to air emissions, wastewater discharges, waste generation and disposal, and other environmental matters.
Employees and Workplace Culture
Intentional Culture and Leadership. At Origin, our values inform our decision making and how we act. We are deliberate, open, and transparent about our dedication to our core purpose; to enable the world’s transition to sustainable materials. We have assembled an exceptional team of operations specialists, scientists, engineers, and business leaders to develop and execute our strategic plans.
Human Capital. We believe that our ability to attract, retain and motivate exceptional employees is vital to our long-term competitive advantage. As such, our compensation practices, including long-term equity incentive plans, are designed to drive sustainable performance and align employee incentives with shareholder values. As of December 31, 2024, we had approximately 82 employees located in the United States and 27 employees in Canada, all of whom were full-time employees. None of our employees is subject to a collective bargaining agreement and we believe we have a good relationship with our employees.

Corporate Information
Origin was formerly known as Artius Acquisition Inc. (“Artius”). Artius was originally registered under the Companies Law of the Cayman Islands on January 24, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On June 25, 2021, we consummated a merger pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of February 16, 2021 (as amended by the letter agreement dated March 5, 2021, the “Merger Agreement”), by and among Artius, Zero Carbon Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Artius (the “Merger Sub”), and Micromidas, Inc., a Delaware

corporation doing business as Origin Materials (“Legacy Origin”). Pursuant to the terms of the Merger Agreement, Artius effected a business combination with Legacy Origin through the merger of Merger Sub with and into Legacy Origin, with Legacy Origin as the surviving company and as our wholly-owned subsidiary. We refer to this as the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination.” In connection with the closing of the Business Combination (such time is referred to herein as the “Effective Time”), we changed our name to Origin Materials, Inc. Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Origin,” “we,” “us,” “our” and similar terms refer to Origin Materials, Inc. (f/k/a Artius Acquisition Inc.) and its consolidated subsidiaries (including Legacy Origin). References to “Artius” refer to the predecessor company prior to the consummation of the Business Combination.

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
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Substantially all of our net losses since inception have resulted from our plant construction, research and development, and general and administrative costs associated with our operations. We have only recently begun generating revenue, and we expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we expect our commercial scale production to be limited for several years and challenges with the design, construction, funding, and labor and equipment supply for our closures manufacturing lines and plants may further delay this timeline. Even as we commercialize and begin to generate revenue, we may not become profitable for many years, if at all.
Our potential profitability is dependent upon many factors, including our ability to complete development of our closures manufacturing lines and effectively operate those lines, as well as our current Origin 1 plant, maintain an adequate supply chain, anticipate and react to demand for our products, manufacture our products on a commercial scale, secure additional customer commitments, and otherwise execute our growth plan. The rate at which we incur losses may be higher in future periods as we:
•develop our PET closure business;
•increase our spending on strategic partnerships;
•increase production at our Origin 1 plant;
•increase our sales and marketing activities; and
•expand our commercial production capabilities and incur costs associated with developing and commercializing our closures and furanics technologies.
Because we will incur the costs and expenses from these efforts before receiving meaningful revenue, our losses in future periods could be significant. We may find that these efforts are more expensive than we currently estimate or that these efforts may not result in revenues, which would further increase our losses.

We may not manage growth effectively.
Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of expansion may be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to hire, train, retain and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities. For example, our former co-Chief Executive Officer, Rich Riley, resigned from his position effective December 31, 2024.
Our business plan assumes we can secure substantial additional project financing and/or government incentives, which may be unavailable on favorable terms, if at all.
We expect to need substantial additional project financing and/or government incentives in order to execute our growth strategy and expand our manufacturing capability to advance our PET closures and furanics technology. We have not yet secured all such project financing and government incentives, and may not in the future, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future manufacturing lines and plants may depend, in part, on our ability to first enter into customer agreements that demonstrate sufficient demand to justify such construction. If we are unable to obtain such financing and/or government incentives, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
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
Government grants, incentives or subsidies, may have terms that limit or restrict certain of our planned operations, thereby requiring us to alter our operating plans and materially impacting our financial projections and projected results of operations. Government grants may also be terminated, modified or recovered under certain conditions without our consent.
We are exposed to credit risk in our activities related to potential nonperformance by customers.
In the normal course of our business, we provide payment terms to certain of our customers. As a result, our business could be adversely affected if our customers’ financial condition deteriorates and they are unable to repay us. This risk may increase if the general economic downturn continues and further affects a large number of our customers or if our customers fail to manage their business effectively or adequately disclose their financial condition to us. Certain of our suppliers, including suppliers of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which disrupted our supply chain and required us to identify alternative suppliers, and may again in the future resulting in delay and/or additional cost. In addition, certain of our supply chain activation vendors have failed to pay and/or expressed doubt about their ability to timely pay, or pay at all, amounts due to the Company. The Company manages the risk of customer default through a combination of due diligence, contractual terms, and a diversified customer base. The number of customers, as well as our ability to discontinue service, contributes to reduce credit risk with respect to accounts receivable. Despite such mitigation efforts, customer defaults may occur and we may be unable to recover all or any of the amounts due to the Company, or we may be forced to incur, and in one case in which a supply chain activation vendor accepted prepayments from us for product the vendor failed to deliver, have incurred, legal and other collection costs to recover such amounts.
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
We have no experience in producing large quantities of our products. While we have succeeded in producing small amounts of our intermediate chemicals in our pilot plants and Origin 1 plant, as well as relatively small amounts of our PET closures, for customer evaluation, we have only relatively recently commenced commercial-scale production of our chemical intermediates and PET closures. There are significant technological and logistical challenges associated with producing, marketing, selling, and distributing products in the specialty chemicals and closures industries, including our products, and we may not be able to resolve all of the difficulties that arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully build and operate additional planned facilities and scale up to larger and/or additional facilities, we may be unable to cost-effectively manage such construction and operation at a scale or quality consistent with customer demand in a timely or economical manner or at all.

Construction of manufacturing lines for production of our PET closures, or of additional plants beyond Origin 1, may not be completed in a timely manner or completed in a cost-effective manner or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures and furanics technologies.
Our ability to implement our furanics technology platform and to satisfy our customer demand and contractual obligations depend, in part, on our ability to secure financing for and complete construction of several commercial scale plants and, in part, on our ability to secure debt financing for and to procure several manufacturing lines to produce our PET closures. In particular, we have not selected a site for any of our future planned furanics plants or many of our planned PET closures manufacturing lines. We may have difficulty finding sites with appropriate infrastructure and access to raw materials and skilled labor. With respect to future plants, we also do not have agreements with engineering, procurement or construction firms, or with some of the firms we expect to rely on for our PET closures supply chain. Consequently, we cannot predict on what terms such firms may agree to design and construct our future manufacturing facilities. Our business, financial condition, results of operations and prospects could be severely impacted, we may lose customers and customer demand, and we could face litigation if we are unable to construct these facilities and procure and set up our manufacturing lines within the planned timeframes, which are relevant to some of our customers' carbon reduction, sustainability, marketing, or other goals, or in a cost-effective manner, or at all due to a variety of factors. Such factors include, without limitation, a failure to acquire or lease property on which to build and operate our manufacturing facilities, a stoppage of construction as a result of epidemics, disruptions caused by the recent global sanctions imposed against Russia following its military intervention in Ukraine, a major supplier of certain metals such as nickel used in materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, or issues with subcontractors or vendors, including payment disputes, which we have previously experienced.

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
We currently rely on, and plan to rely on, a limited number of manufacturing facilities to meet near-term customer demand for our PET closures and for our future intermediate chemical sales.
Our operating plan assumes that we will rely on a limited number of manufacturing facilities to meet customer demand and that these facilities will supply most of our products until additional facilities can be brought online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our facilities' equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with potential changes in tariffs and trade barriers (such as those recently imposed on China, Canada, and Mexico by the U.S. President as well as retaliatory tariffs and barriers imposed by those countries), pandemics, sanctions (such as those imposed against Russia following its military intervention in Ukraine), or other factors. In addition, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.
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
We currently have commercial arrangements with a limited number of customers from which we expect to derive a significant portion of near-term revenue. Our top two customers from product sales, in the aggregate, accounted for approximately 93% and 67% as of December 31, 2024 and 2023, respectively, of total accounts receivable outstanding balances and accounted for approximately 96% and 77% of total revenues for the years ended December 31, 2024 and 2023, respectively. Our business, results of operations, and financial condition may be harmed by the loss of one or more of our significant customers, a substantial reduction in their orders, their failure to enter into offtake agreements or purchase commitments that support necessary financing, or at all, or to purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate the agreements and/or pursue damages against us, which could harm our business.
Our products may not achieve market success, but will still require significant costs to develop, which could harm our business, financial condition, and results of operations.
We believe that we must dedicate significant resources to develop and commercialize our products before knowing whether there will be market acceptance of our products. We may never commercialize the products we develop, and even if commercialized, the performance of these products is uncertain. For example, we currently have predominantly non-binding customer commitments for commercial quantities of our products. Some prospective customers are currently evaluating and testing our products prior to making large-scale purchase decisions. Other products we expect to develop have not yet started customer evaluation and testing. The successful commercialization of our products depends on our customers’ ability to commercialize the end-products that use our products, which may gain market acceptance slowly, if at all. Furthermore, the technology for our products is new, and the economic and physical performance, including their ultimate carbon footprint, recyclability, circularity, or other expected sustainability benefits, is uncertain. The market for our PET closures and for decarbonized materials made from our furanics technology, still is nascent and subject to significant risks and uncertainties.
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
•the pricing of our products compared to competitive and alternative products, including petroleum-based plastics or incumbent HDPE and polypropylene closures, as well as similar products made by different methods such as PET closures made using injection or compression molding methods;
•the strategic reaction of companies that market competitive products or have intellectual property rights that may be necessary to produce our products economically, effectively, or at all;
•our reliance on third parties who support or control distribution channels; and
•general market conditions, including fluctuating demand for our products.
Our industry is highly competitive, and we may lose market share to producers of products that can be substituted for our products, which may have an adverse effect on our results of operations and financial condition.
The closures and specialty chemicals industries are highly competitive, and we face significant competition from incumbent HDPE and polypropylene closures businesses as well as incumbent injection and compression molding technologies, which have been widely adopted. Our furanics products are expected to compete with those of large established producers of fossil-based materials, recycled fossil-based materials, and a variety of current and future producers of low-carbon, biodegradable, or renewable resource-based materials. Many of our current competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Recently, certain of our competitors in the closures industry, as well as others in the specialty chemicals industry, have announced products that may compete directly with our own. Our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in laws and regulations. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share.
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
The commercial success of our closures business may be influenced by the price of incumbent HDPE or polypropylene, and of closures made from these materials, relative to the price of PET, and of closures made from this material, while commercial success of our furanics technology may be influenced by the price of petroleum relative to the price of non-fossil feedstocks like forrest residues or old corrugated cardboard.
Our commercial success may be influenced by the cost of HDPE or polypropylene relative to PET, as well as the relative price of closures made from these materials, while commercial success of our furanics technology could be influenced by the cost of our biomass-derived products relative to petroleum-based products. Negative impacts could result from changes in the relative prices of HDPE, polypropylene, and PET, and of closures made from these materials. Cheaper HDPE or polypropylene relative to PET could drive our customers to shift purchases away from our PET closures and toward closures made from HDPE or polypropylene, which they currently use in large numbers. The cost of petroleum-based products is in part based on the price of petroleum, which is subject to historically fluctuating prices. Our furanics technology is designed to use biomass feedstocks such as timber and forest residues, which historically have experienced low volatility relative to petroleum. Increases in the price of bio-based feedstocks or decreases in the price of petroleum, or our use of bio-based feedstocks such as sugars or starches that may have higher volatility or cost than timber and forest residues, could make products derived from our furanics technology less competitive than their petroleum-based counterparts and require price reductions to stay attractive in the marketplace, harming our revenues.
Increases or fluctuations in the costs of our raw materials may adversely affect our cost structure.
The price of raw materials may be impacted by external factors, including uncertainties associated with war, terrorist attacks, weather and natural disasters, potential changes in tariffs and trade barriers (such as those recently imposed on China, Canada, and Mexico by the U.S. President as well as retaliatory tariffs and barriers imposed by those countries), health epidemics or pandemics (such as COVID-19), civil unrest, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, inflationary pressures, breakdown or degradation of transportation infrastructure used in the delivery of raw materials, changes in laws or regulations in any of the countries in which we have significant suppliers, or tariffs or other trade restrictions imposed on or by such countries.
Our PET closures are designed to use PET, including recycled PET, as a raw material. Similarly, our furanics technology is designed to use biomass such as local timber and forest residues as raw materials. The cost of these raw materials is generally influenced by supply and demand factors, and our operating plans include assumptions that the materials we intend to use as feedstocks will be available at prices similar to historic levels with low volatility. As we continue to expand our production, we will increase our demand for PET to produce our PET closures, and of timber and forest residues to produce our chemical intermediates, which may alter the anticipated stability in the costs of our raw materials and potentially drive an increase in their cost. Additionally, we are not the only company seeking to convert timber and forest residuals into products that replace traditionally petroleum-derived equivalents. Positive momentum gained by other companies may impact the supply/demand balance.
Our results of operations will be directly affected by the cost of raw materials and other inputs, like the amount and cost of steam in the manufacturing process. The cost of raw materials and energy, such as to produce the steam required during feedstock processing comprises a significant amount of our total cost of goods sold and, as a result, movements in the cost of raw materials, and in the cost of other inputs, will impact our profitability. Because a significant portion of our cost of goods sold is represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.

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
We are dependent on third-party suppliers and service providers, some of which are sole source suppliers, who may fail, and in some cases have failed to deliver raw materials or equipment or fail to supply needed services at all or according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these supplies effectively.
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for conversion of our chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications and for production of our PET closures. We have not yet secured agreements with our preferred (or the only) supplier of some of these inputs, equipment, and services, and we may be unable to do so on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. For example, certain of our suppliers have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine including, for example, certain metals used in materials of construction.
Finding substitute suppliers and service providers, to the extent they exist, may be expensive, time-consuming, or impossible and could interrupt or delay the supply of our products causing us to lose revenue and potentially harm our customer relationships or reputation and expose us to contractual remedies under our supply agreements. To the extent we do not have firm commitments from our third-party suppliers or service providers for a specific time period or capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers, which could make that capacity unavailable to us when needed or at reasonable prices and prevent us from delivering our products on time or at all. For instance, if we are unable to timely obtain shipping services for our PET closures, we may need to store those closures for extended periods during which they could degrade or become unusable, forcing us to dispose of them and/or replace them at additional cost. Any of these occurrences could adversely affect our supply chain and cause serious harm to our business.
We may be unable to secure agreements with local suppliers for the necessary amount of raw materials needed to produce our PET closures or Furanic Intermediates in certain circumstances. Additionally, if our suppliers do not accurately forecast and effectively allocate sufficient materials to us or if they are not willing to allocate sufficient supplies to us, it may reduce our access to raw materials needed for our manufacturing and require us to search for new suppliers. The unavailability of any raw materials could result in production delays, idle manufacturing facilities, product design changes and loss of access to important residues supporting our production, as well as impact our capacity to fulfill our obligations under our supply agreements. In addition, unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, epidemics or pandemics, trade and shipping disruptions, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational.
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
The development of new manufacturing facilities entails a number of risks and assumptions, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. For example, the anticipated costs of constructing our future plants are far higher than initially estimated and timelines have been delayed as a result of efforts to redesign the project to reduce those costs. Additionally, our assessment of the projected benefits associated with the construction of new manufacturing facilities, including production lines for our PET closures, is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition, results of operations and cash flows could be adversely impacted.
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
We may seek to develop additional strategic partnerships to develop our manufacturing facilities, increase feedstock supply due to manufacturing constraints or capital costs required to develop our products and plants. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements for our products, technology, or manufacturing facilities because our research and development pipeline may be insufficient, our products or manufacturing facility designs or processes may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view our products or manufacturing facilities as having the requisite potential to demonstrate commercial success. In particular, if we are unable to advance strategic partnerships to fund our development of closures manufacturing lines or plants in addition to our Origin 1, we may be delayed or may never be complete development and construction, which may adversely impact our operation and financial results.
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
We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. In addition, our customers are subject to product liability claims, and could seek contribution from us. A successful product liability claim or series of claims against us could adversely impact the specialty chemicals or closures industries, our reputation or our financial condition or results of operations. Product liability insurance may not be available to us on commercially acceptable terms, or at all. Even if such insurance is available, product liability or other claims may exceed our insurance coverage limits. A successful product liability claim that exceeds our insurance coverage limits, for which we are not otherwise indemnified, could require us to pay substantial sums and could harm our business, financial condition or results of operations.
Climate change may impact the availability of our facilities and, in addition, we may incur substantial costs to comply with climate change legislation and related regulatory initiatives.
Changing weather patterns and the increase in frequency of severe storms such as hurricanes and tornadoes could cause disruptions or the complete loss of our facilities or delay the construction of future facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. Climate change may also negatively impact our labor force by, for example, reducing the hours during which construction or other outdoor work can be performed safely in extreme hit or under conditions of poor air quality. In addition, climate change may negatively impact the availability of our feedstock, for example, by increasing the prevalence of certain pests harmful to the growth or quality of the biomass we use in our processes to produce Furanic Intermediates. The effects of climate change can not only adversely impact our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations and financial condition.
Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the global sanctions imposed against Russia following its military intervention in Ukraine, or inflation in fuel costs resulting from regional instability due to the military conflict in Israel and Gaza, could result in a variety of risks to our business, including our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. See also "Risks Related to Government Regulation."
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
•regulation by federal, state or local governments; and
•general economic conditions, as well as economic conditions specific to the closures industry, and the chemicals, plastics, carbon products, and fuels industries, and other industries related to compostable or biodegradable substitutes for non-biodegradable plastics, as well as changes to commodity prices to which prices in some of our contracts are indexed.
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
Compliance with environmental laws and regulations generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under environmental laws, regulations or permit requirements. In addition, the market for bioplastics, and for plastic products like our PET closures generally, is heavily influenced by applicable federal, state and local government laws, regulations and policies, such as the European Union's Single-Use Plastic Directive, which came into effect in July 2024, and minimum recycled content requirements for beverage bottle packaging in the European Union, Peru, South Africa, and certain states in the United States, as well as public perception. Changes in these laws, regulations and policies or how these laws, regulations and policies are implemented and enforced could cause the demand for our products to decline and deter investment in the research and development of such product. Concerns associated with bioplastics, including land usage, national security interests, deforestation, food crop usage, and other environmental concerns with bioplastics as well as plastic products generally, continue to receive legislative, industry and public attention. This attention could result in future legislation, regulation and/or administrative action that could adversely affect our business.
Furthermore, various petrochemical products, including plastics like PET used in our closures products, have faced increased public scrutiny due to negative coverage of plastic waste in the environment, which has resulted in local, state, federal and foreign governments proposing and in some cases approving, restrictions or bans on the manufacture, consumption and disposal of certain petrochemical products. Although our biomass-derived chemical products and materials made from them are intended to replace petrochemical products, increased regulation on the use of such products or other products in the specialty chemicals industry, whatever their scope or form, could increase our costs of production, impact overall consumption of our products or result in misdirected negative publicity. Any inability to address these requirements and any regulatory or policy changes could harm our business, financial condition and results of operations.
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
Our expansion model is global and we expect to need to source feedstock and supplies from suppliers around the world. In particular, we expect to source PET, including recycled PET, from suppliers local to our closures manufacturing lines, or to arrange for transport of PET to the site of those lines. Similarly, our furanics chemical manufacturing process is designed to use local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. In addition, pandemics such as COVID-19 may result in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.

International trade disputes and the U.S. government’s trade policy could adversely affect our business.

International trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated to date have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed, depending on the extent of such tariffs, they could have a material impact on our operating results. For example, the President indicated during his campaign that he would seek to impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blank tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, the President issued an Executive Order imposing tariffs on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods, some of which have now come into effect. These and other potential tariffs and trade restrictions may increase the prices of our products or those of our customers with which our products are used. This, in turn, could reduce demand for such products, or reduce our, or our customers’ margins, and adversely impact our, or their revenues, financial results, and ability to service debt.
We import many components for our CapFormer systems from countries in Europe and a 10% to 20% tariff on imports of such components would increase the cost of CapFormers, adversely impacting our business, results of operations, financial condition and cash flows. Similarly, we currently have manufacturing operations in Canada to produce Furanic Intermediates, a 25% tariff on all imports from Canada would increase the cost of our Furanic Intermediates manufactured in Canada, which could and adversely impact our business, results of operations, financial condition and cash flows.

We cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our consumers, our suppliers, and the U.S. economy, which in turn could have an adverse effect on our business, financial condition, results of operations and prospects.

We are subject to ESG risks, including in relation to our counterparties, which may adversely affect our reputation and ability to retain employees and customers.

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices and reporting, both in the United States and internationally, including risks related to climate, workforce and other sensitive matters., To the extent we share information about our ESG practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Further, we may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues. Any perceived lack of transparency about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us.

We may be exposed to negative publicity based on the identity and activities of our customers and others with whom we do business, and the public’s view of our customers' and business partners' approach to ESG matters. Our management may incur additional costs and need to dedicate increased of time and attention to ESG matters and to comply with a rapidly changing landscape of regulations and expectations. For example, the President has recently issued an Executive Order mandating the United States' withdrawal from the Paris Agreement, and other climate-focused international agreements and commitments. Some states also have introduced or passed bills to restrict, regulate, or prohibit DEI initiatives. Our failure to comply with any applicable rules or regulations with respect to ESG matters could lead to penalties and adversely impact our access to capital and employee retention, and could impact third parties on whom we rely, adversely affecting our business, financial condition, or results of operations. For example, if our customers back away from carbon emission reduction or other sustainability goals in response to the President's Executive Orders, demand for our products may decline because environmental and sustainability benefits are part of the value proposition of those products.
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

If we fail to adequately protect our intellectual property rights, such failure could result in the reduction or loss of our competitive advantage. We may be unable to prevent third parties from using our proprietary information and other intellectual property without our authorization or from independently developing proprietary information and other intellectual property that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S or those countries where we do not have intellectual property rights protection. Some of our vendors have filed, and may in the future file, patent applications claiming intellectual property that we contend belongs to us. In some cases, we have been able to resolve disputes over such intellectual property amicably and in a manner that we believe will be beneficial to our business. There can be no guarantee we will be able to reach an amicable resolution of all such disputes or that the resolution, if any, will in fact be beneficial to our business. In some cases, litigation or arbitration may be necessary to resolve disputes over intellectual property, and we might be unable to continue working with vendors and other parties as a result of such disputes, all of which could cause significant cost and disruption to our business and fail to vindicate our claims to the intellectual property. The use of our proprietary information and other intellectual property by others could reduce or eliminate competitive advantages that we have developed, potentially causing us to lose sales or actual or potential customers, or otherwise harm our business. We have been, and may again be, involved in litigation and administrative actions to protect these rights, and such proceedings could be burdensome and costly, could result in counterclaims challenging our intellectual property (including validity or enforceability) or accusing us of infringement, and we may not prevail.
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
Other Risks Related to Our Business
Our management team has relatively limited experience in operating a public company.
Many of our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
We are dependent on management and key personnel, and our business could suffer if we fail to retain our key personnel or attract additional highly skilled employees.
Our success depends on the specialized skills of our management team and key operating personnel. This may present particular challenges as we operate in a highly specialized industry sector, which may make replacement of our management team and key operating personnel difficult. A loss of our managers or key employees, or their failure to satisfactorily perform their responsibilities, could have an adverse effect on our business, financial condition, results of operations and prospects. For example, our former co-Chief Executive Officer, Rich Riley, resigned from his position effective December 31, 2024.
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
We may not realize the expected benefits from our recent workforce reduction, and it could result in total costs and expenses that are greater than expected and could disrupt our business.
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
We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies, such as providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also applies to personal data of consumers, business representatives, and employees who are California residents and provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), expanded the CCPA, including by establishing a California Privacy Protection Agency to implement and enforce the CPRA. Similar laws are being considered in several other states, as well as the federal, state, and local levels in recent years, which could further complicate compliance efforts.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located in the European Economic Area and the UK, respectively. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to €20 million or 4% of annual global revenue, whichever is greater. The GDPR also allows for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, apply to our operations. We also have customers in Asia, and may be subject to new and emerging data privacy regimes in Asia, such as China’s Personal Information Protection Law and Japan’s Act on the Protection of Personal Information.

In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in Europe or other jurisdictions). Existing mechanisms that may facilitate cross-border personal data transfers may change or be invalidated. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and enacted data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, white papers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in material adverse effects, including inability to or interruptions in our ability to operate our business and proceedings against us by governmental entities or others.
If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.
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
If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information).
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI and other similar threats.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, manufacturing processing, process orders and invoices, payments, inventory management and other functions. We also depend on these systems to respond to customer inquiries, support our overall internal control process, maintain property, plant and equipment records, and pay amounts due to vendors and other creditors. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if a third party with whom we work fails to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that the third-parties with whom we work have not been compromised. We may share or receive sensitive information with or from third parties.
We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we may not be able to detect and remediate all vulnerabilities, including in a timely basis. Therefore, such vulnerabilities could be exploited and result in a security incident. These vulnerabilities pose material risks to our business.
Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us, or we may choose, to notify relevant stakeholders including affected individuals, customers, regulators, and investors, of security incidents or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or third parties with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We have previously failed, and may again fail, to meet the listing standards of Nasdaq, resulting in our common stock being delisted, which could have a material adverse effect on its liquidity.
Our Common Stock and the public warrants that were issued in connection with Artius’ initial public offering (the “Public Warrants”) are currently listed on Nasdaq. If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to delist our common stock. In late 2023 and early 2024, the per share price of our common stock declined below the minimum bid price threshold required for continued listing. On January 4, 2024, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq, notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In June 2024, our stock price resumed trading in excess of $1.00 per share for at least ten days, and we regained compliance with the minimum bid price requirement. There can be no assurance that we will remain in compliance with the minimum bid price requirement.
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
Additionally, if our common stock is delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our clients’, customers’ and employees’ confidence in us and employee morale.
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
As of December 31, 2024 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of Common Stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our Common Stock as Earnout Shares. In addition, pursuant to the 2021 Equity Incentive Plan and the ESPP, we may issue an aggregate of up to 36,392,293 shares of Common Stock, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Our VP of Technology and Director of IT, together with our managed service provider ("MSP"), are responsible for helping to identify, assess and manage the Company’s cybersecurity threats and risks by monitoring and evaluating our threat environment using, among other things, manual processes, automated tools, internal audits, threat and vulnerability assessments, evaluating threats reported to us, evaluating our and our industry’s risk profile, and subscribing to reports and services that identify cybersecurity threats.
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
Assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Director of IT coordinates with our VP of Technology and representatives of the Company’s departments and teams to evaluate the Company’s risk profile and identify and mitigate cybersecurity threats. Our General Counsel evaluates material risks from cybersecurity threats and reports to both the Company’s executive management team and the Audit Committee of the Board of Directors. We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, data backup and recovery providers, cyber insurers, and legal counsel.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our Board of Directors (the "Board") addresses the Company’s cybersecurity risk management as part of its general oversight function and has delegated to the Audit Committee primary responsibility for monitoring the Company’s cybersecurity risk management processes, including mitigation of cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of the Company’s management. In particular, the VP of Technology and Director of IT are responsible for hiring appropriate personnel and helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes and technologies, and reviewing security assessments and other security-related reports. In addition, the General Counsel provides regular reports to the Audit Committee concerning the Company’s cybersecurity posture and significant threats and risks and the processes to address them.
Our security incident response plan (“SIRP”) is designed to escalate certain cybersecurity incidents to members of the Company’s executive management team depending on the circumstances. Our VP of Technology, Director of IT, General Counsel, and MSP, along with relevant department heads, work with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. The SIRP provides for escalation of potentially material cybersecurity incidents to the Audit Committee.
Item 2. Properties
Our corporate headquarters, pilot-scale plant and research and development laboratories are located in West Sacramento, California, where we occupy approximately 41,443 square feet of office, plant and laboratory space. Our leases for this facility will expire on December 31, 2033. We believe that the facility that we currently lease is adequate for our needs for the immediate future and that, should it be necessary, we can lease additional space to accommodate any future growth.
We also own a production facility in Sarnia, Ontario, Canada. This facility, Origin 1, is on approximately two acres of land and contains a construction trailer complete with approximately 5,402 square feet of office space. The land is owned by our wholly owned subsidiary, Origin Materials Canada Pioneer Limited and the offices are leased by our wholly owned subsidiary, Origin Materials Canada Polyesters Limited.
We purchased of approximately 183 acres in Geismar, Louisiana in third quarter 2022 in the amount of $8.5 million. The Company has concluded it will not construct an Origin 2 plant on the land owned in Geismar during the third quarter of 2024. As such, the Company obtained the approval from the Board to sell the property. The property is currently listed for sale, and it is the Company's intention to complete the sale of the land within the next 12 months.
Item 3. Legal Proceedings
Please see Note 16 “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock and Public Warrants are listed on NASDAQ under symbols “ORGN” and “ORGNW”, respectively.
Holders
As of close of business on March 7, 2025, there were 32 holders of record of our Common Stock and 1 holder of record for our Public Warrants. The actual number of holders of our Common Stock and Public Warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.

Dividend Policy
We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Origin is a technology company with a mission to enable the world’s transition to sustainable materials. Our innovations include PET closures for an estimated global closures market opportunity of greater than $65 billion. Our PET closures enable fully-recyclable PET beverage containers and reduce waste through light-weighting, while providing enhanced performance such as greater oxygen and CO2 barrier properties that can increase shelf-life. Our furanics technologies include our furanics platform for transforming carbon into sustainable materials for a wide range of end products capable of addressing an estimated $1 trillion market opportunity, including food and beverage packaging, clothing, textiles, plastics, car parts, carpeting, tires, adhesives, soil amendments, and fuels.
Our PET closures and technologies for producing them reflect our mission to enable the world's transition to sustainable materials, as well as our polymer expertise and platform development capability. We are going to market with what we believe is the first commercially viable PET closure. We anticipate that our PET closure solutions can be transformative for packaging by designing for recycling circularity and improving the performance and sustainability of packaging. Our product candidate for markets include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles.
Our first Origin CapFormer System, a PET closure manufacturing system, successfully completed its FAT, which involves a series of tests performed on the system to ensure that the system meets the requirements and functions as intended, in September 2024. Since September 2024, our CapFormer System has produced caps for commercial qualification and has been delivered to our operations and manufacturing center in Reed City, Michigan, where it commenced commercial production in February 2025. We anticipate bringing online additional CapFormer Systems as part of our scale-up strategy. In February 2025, we announced that three new CapFormer lines were nearing completion, with eight total lines expected by December 2025.
In addition to our closures business, we have developed a number of technologies related to furanics, a class of chemicals with properties enabling the production of widespread and valuable materials, like plastics. These include our proprietary technology for transforming biomass, or plant-based carbon, into versatile intermediate chemicals. These intermediate chemicals include CMF and HTC, which we collectively refer to as Furanic Intermediates, as well as oils and extractives and other co-products. We believe that products made using our furanics technology at sufficient scale and maturity can compete directly with petroleum-derived products on both performance and price while being sustainable and lowering the carbon footprint.
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
Business Environment and Trends
Our business and financial performance depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory frameworks, and the dynamics of the global trade environment. We continue to observe market uncertainty, civil unrest, global sanctions, bank failures, inflationary pressures, supply constraints and labor shortages in the past few quarters, and the potential changes in tariffs and trade barriers on major trading partners of the US including Canada and Mexico. In addition, several companies have announced products that may compete with our PET closures and biomass-derived chemicals and materials. These market dynamics, which we expect will continue into the foreseeable future, have and may continue to impact our business and financial results, including costs and revenues.
Historically, demand for PET closures has been strong. However, no company has yet been able to successfully commercialize a PET closure at meaningful scale because of, among other factors, technical challenges inherent in making caps from PET cost-effectively in a way that customers have been willing to accept. We have approached the problem of PET closure production differently, including with novel applications of thermoforming and slit and fold technologies, as well as key proprietary design elements. Our solution does not entail the use of custom polymers. As a result, we are going to market with what we believe is the first commercially viable PET closure.

Our PET closures can enable our customers to fulfill sustainability and performance objectives including lighter packaging weights, increased recycled content, enhanced container recyclability, and improved product shelf life due to the superior gas barrier properties of PET compared with HDPE and polypropylene. Leading food and beverage companies increasingly embrace the vision of the circular economy, which seeks to minimize waste and keep valuable materials in circulation. Our PET closures offer clear value propositions for companies competing in this environment.
We believe demand for our PET closures is likely to continue to exceed supply for the foreseeable future. Our commercial strategy will focus on increasing PET closure production capacity and expanding our PET closure technology into new product types and packaging markets including food and home goods. Product development continues to progress quickly as we engage with technical, strategic, and supply chain partners.
Key Factors and Trends Affecting Our Operating Results
We are in the early stages of generating revenue. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and under “Risk Factors” appearing elsewhere in this Annual Report.
Basis of Presentation
We currently conduct our business through one operating segment and our historical results are reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. Dollars. Upon commencement of commercial operations, we expect to expand our operations substantially, including in the United States and Canada, and as a result, we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Annual Report.
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
Research and Development Expenses
To date, our research and development expenses have consisted primarily of development of a new manufacturing process for PET closures that is different from the injection and compression molding methods traditionally used for HDPE and polypropylene closures. Different closure formats have different geometries and technical needs, including tolerances to pressure and temperature. We are advancing the practice of thermoforming to meet the performance demands of closures. For our furanics technologies, including our biomass conversion platform, and related intermediates, We have been developing commercialization pathways focused on high-value applications. Our furanics development work has a characteristically longer development cycle than our closures R&D. Our research and development expenses also include personnel-related costs like stock-based compensation and professional fees.

General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation and professional fees, including, the costs of accounting, audit, legal, regulatory and tax compliance.
Other Income (Expenses)
Our other income (expenses) consists of income from governmental grant programs, interest expenses for notes payable and other liabilities, interest and investment income (expenses) on marketable securities, realized gain or loss on marketable securities, investment fee, and gain or loss related to changes in the fair value of derivative assets and liabilities. We expect to incur incremental income (expenses) for the fair value adjustments of these assets and liabilities at the end of each reporting period.
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
Income Tax (Expenses) Benefits
Our income tax (provision) benefit consist of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. federal and state, net deferred tax assets and certain foreign net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not. We have released the valuation allowance previously recorded against some of the foreign net deferred tax assets as we believe it is more likely than not they will be recovered.

Results of Operations
Comparison of the years ended December 31, 2024 and 2023
The following table summarizes our results of operations with respect to the items set forth in such table for the years ended December 31, 2024 and 2023 together with the change in such items in dollars and as a percentage.

	Year Ended December 31,
(in thousands)	2024	2023	Variance $	Variance %
Revenues:
Products	$31,279	$23,896	$7,383	31%
Services	3	4,909	(4,906)	(100)%
Total revenues	31,282	28,805	2,477	9%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,864	23,591	7,273	31%
Operating expenses:
Research and development	18,554	21,351	(2,797)	(13)%
General and administrative	40,766	35,382	5,384	15%
Depreciation and amortization	10,715	3,363	7,352	219%
Impairment of assets	15,246	—	15,246	100%
Total operating expenses	85,281	60,096	25,185	42%
Loss from operations	(84,863)	(54,882)	(29,981)	55%
Other income (expenses):
Investment income	6,783	6,303	480	8%
Interest expenses	(371)	(131)	(240)	183%
Gain in fair value of derivatives	290	69	221	320%
(Loss) gain in fair value of common stock warrants liability	(3,225)	29,531	(32,756)	(111)%
(Loss) gain in fair value of earnout liability	(703)	40,983	(41,686)	(102)%
Other (expenses) income, net	(939)	838	(1,777)	(212)%
Total other income, net	1,835	77,593	(75,758)	(98)%
(Loss) income before income tax (provision) benefit	(83,028)	22,711	(105,739)	(466)%
Income tax (provision) benefit	(669)	1,087	(1,756)	(162)%
Net (loss) income	$(83,697)	$23,798	$(107,495)	(452)%
Revenues
Revenues increased $2.5 million, or 9%, during the year ended December 31, 2024 compared to 2023. The increase in product revenue is primarily generated by our supply chain activation program. For additional information regarding our supply chain activation program, see Note 4 - Revenues to the consolidated financial statements in Item 8 of this Annual Report.
Cost of Revenues
Cost of revenues increased $7.3 million, or 31%, during the year ended December 31, 2024 compared to 2023. The increase is primarily attributable to the purchases associated with our supply chain activation program.
Research and Development Expenses
Research and development expenses decreased $2.8 million, or (13)%, during the year ended December 31, 2024 compared to 2023. The changes are mainly attributable to $1.1 million decrease in insurance and facilities expenses as Origin 1 is currently operating “on demand” with reduced staffing, $0.9 million payroll reduction related to the reduction in force in September 2024, $0.1 million decrease in stock-based compensation, $0.2 million decrease in professional fees, and $0.2 million decrease in software and licenses fees.

General and Administrative Expenses
General and administrative expenses increased $5.4 million, or 15%, during the year ended December 31, 2024 compared to 2023. The increase is primarily driven by the operation costs related to Origin 1 including $2.3 million increase in equipment, maintenance and repairs, $2.1 million increase in insurance and facilities, $2.0 million increase in payroll expenses and $1.1 million increase in stock-based compensation, partially offset by a $3.0 million decrease in professional fees. A significant portion of costs incurred during 2023 were capitalized as part of the development of Origin 1 and the costs to operate and maintain the plant are included in general and administrative expenses in 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $7.4 million, or 219%, during the year ended December 31, 2024 compared to 2023. The increase is mainly driven by the completion of Origin 1 during the fourth quarter of 2023.
Impairment of Assets
Impairment of assets increased $15.2 million, or 100%, during the year ended December 31, 2024 compared to 2023. The increase is comprised of the impairment loss of $12.3 million related to the capitalized costs specific to the Louisiana site for Origin 2 that were deemed not recoverable and a $2.9 million write-down of other current assets to fair market value of purchased product.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability
We recognized an aggregate loss related to the changes in fair values of derivative, common stock warrant liability, and earnout liability of $3.6 million during the year ended December 31, 2024 compared to an aggregate gain of $70.6 million in 2023. The aggregate loss related to the change in fair values decreased $74.2 million. The decrease related to the change in fair value of earnout liability of $41.7 million is the result of the revaluation of the earnout liability with the fair value of such liability increasing during the year ended December 31, 2024 as compared to decreasing in 2023. The $32.8 million decrease related to the change in fair value of common stock warrant liability is the result of an increase in the fair value of the common stock warrants during the year ended December 31, 2024 as compared to a decrease in 2023. The movement in these instruments’ fair values are driven by the value of our stock price. This decrease was offset by the increase of $0.3 million in the gain from change in fair value of derivative associated with our foreign currency exchange purchases or sales.
Other (Expenses) Income, Net
Other (expenses) income, net increased $1.8 million, or (212)%, from other expenses of $0.9 million during the year ended December 31, 2024 compared to other income of $0.8 million in 2023. The increase in other expenses is mainly driven by the $0.9 million realized loss on marketable securities during the year ended December 31, 2024 as compared to the realized gain of $0.9 million in 2023.
Income Tax (Provision) Benefit
Income tax provision increased $1.8 million, or (162)%, during the year ended December 31, 2024 compared to 2023. The increase is driven by the tax on income generated by the Canadian entities as a result of the establishment of intercompany transfer pricing.
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined in accordance with U.S. GAAP, we disclose Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) as a non-GAAP measure. Adjusted EBITDA is a key metric used by management and our board to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures. We use Adjusted EBITDA to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, make budgeting decisions and compare our performance against that of other companies using similar measures. This measure is not a financial measure calculated in accordance with U.S. GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
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
We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation, (ii) depreciation and amortization, (iii) impairment of assets, (iv) investment income, (v) interest expenses, (vi) change in fair value of derivatives, (vii) change in fair value of common stock warrants liability, (viii) change in fair value of earnout liability, (ix) other expenses (income), net, (x) income tax expenses (benefits) and (xi) cash severance.

Reconciliation of GAAP net loss to non-GAAP adjusted EBITDA

	Year ended December 31,
(in thousands)	2024	2023
Net (loss) income	$(83,697)	$23,798
Stock-based compensation (1)	10,080	9,400
Depreciation and amortization	10,715	3,363
Impairment of assets	15,246	—
Investment income	(6,783)	(6,303)
Interest expenses	371	131
Gain in fair value of derivatives	(290)	(69)
Loss (gain) in fair value of common stock warrants liability	3,225	(29,531)
Loss (gain) in fair value of earnout liability	703	(40,983)
Other expenses (income), net	939	(838)
Income tax provision (benefit)	669	(1,087)
Cash severance (1)	455	484
Adjusted EBITDA	$(48,367)	$(41,635)
(1) Please see Note 12- “Stockholder's Equity” to the consolidated financial statements in Item 8 of this Annual Report for further details.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of common stock, and governmental grant programs. We had $102.9 million in cash, cash equivalents, and marketable securities as of December 31, 2024, and we believe that this balance will be able to fund its planned operations for at least the twelve months following the filing of this Annual Report on Form 10-K. We may need substantial additional financing to increase the manufacturing lines for the growth of our closures business. Our ability to obtain financing may depend on our ability to first enter into customer agreements sufficient to demonstrate sufficient demand to justify the additional manufacturing lines. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
We began generating revenue from our business operations in 2023. Our ability to successfully develop the products, commence commercial operations and expand the business will depend on many factors, including our ability to meet the working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

We will require a significant amount of cash for capital expenditures as we invest in manufacturing lines for our PET closures business. In addition to our cash on hand, we anticipate that we will need substantial additional project financing, including from strategic partners, and government incentives to meet our financial projections, execute our growth strategy and expand our manufacturing capability. We may also enter into additional strategic partnerships to finance the development of closures manufacturing lines. Our ability to obtain financing for the construction of future Origin manufacturing facilities may depend in part on our ability to first enter into customer agreements sufficient to demonstrate adequate demand to justify the capital expenditure. We may also raise additional capital through equity offerings or debt financings, as well as through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties. Our future capital requirements will depend on many factors, including actual costs of our manufacturing lines or plants, changes in the costs in our supply chain, expanded operating activities and our ability to secure customers. If our financial projections are inaccurate, we may need to seek additional equity or debt financing from outside sources, which may not be available on acceptable terms, if at all. If we are unable to raise additional capital when required, our business, financial condition and results of operations would be harmed.
We expect to continue to incur operating losses in the near term as our operating and capital expenses are needed to support the growth of the business. We expect that our general and administrative expenses will continue to increase as we develop our PET closures business, increase our spending on strategic partnerships, increase our sales and marketing activities, produce materials and operate as a public company.
Indebtedness
As of December 31, 2024 and 2023, we had $14.4 million and $7.3 million of indebtedness under a Canadian government program, respectively, of which $8.1 million and zero was received during the years ended December 31, 2024 and 2023, respectively. Additionally, as of December 31, 2024, we had liability balances consisting of $1.7 million notes payable, long-term, $3.8 million notes payable, short-term, $0.1 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, current. As of December 31, 2023, we had liability balances consisting of $3.5 million notes payable, long-term, $1.7 million notes payable, short-term, $0.8 million unpaid accrued interest recorded in other liabilities, current, $5.7 million other liabilities, long-term with unpaid accrued interest and a $2.5 million customer prepayment recorded in other liabilities, long-term.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provided for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent. The prepayment was to be credited against the purchase of products over the term of the agreement. The prepayment was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 were never constructed. The promissory note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and promissory note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the legacy stockholder amended the promissory note to provide for repayment in three installments consisting of both principal and interest (at 3.5% per annum) of $2.7 million on September 1, 2024, $1.9 million on September 1, 2025, and $1.8 million on September 1, 2026 and to allow the legacy stockholder to offset amounts owed for the purchase of product from Legacy Origin’s Origin 1 facility against amounts due under the promissory note. At December 31, 2024 the outstanding note principal balance was $3.5 million of which $1.7 million was included in notes payable, long-term and $1.8 million was included in notes payable, short-term and the outstanding accrued interest of less than $0.1 million was included in other liabilities, current. At December 31, 2023, the outstanding note principal balance was $5.2 million of which $3.5 million was included in notes payable, long-term and $1.7 million was included in notes payable, short-term and the outstanding accrued interest of $0.8 million was included in other liabilities, current.

In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to 150% of the prepayment amount—i.e., $7.5 million. The application of the credit to purchases would continue until the foregoing amount was fully repaid. The prepayment is secured by a note to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The note is collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. If repaid in cash, the note bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (4.94% at December 31, 2024) and matures five years from the commercial operation date of Origin 1. In February 2024, the Company and the legacy stockholder amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. As a result, the principal amounts outstanding under the agreement were reclassified from other liabilities, long-term to notes payable, short-term and the accrued interest was reclassified from other liabilities, long-term to other liabilities, current during the year ended December 31, 2024. The outstanding principal of $2.0 million at December 31, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current. At December 31, 2023, the total amount outstanding was $5.1 million and accrued interest outstanding was $0.6 million recorded in other liabilities, long-term.
Prepayments
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 2. The prepayment is to be made in two equal installments: the first $2.5 million was in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. We and the customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2024 and 2023, the total amount outstanding on this agreement was $2.5 million. On February 5, 2024, the parties entered into a memorandum of understanding (“MOU”) by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold. In November 2024, the parties entered into a second MOU providing for the return of the counterparty's first prepayment, without regard to cash on hand, termination of the prepayment agreement, and a waiver of each party's rights, claims, and demands associated with that agreement. Under the second MOU, the Company anticipates returning the prepayment on or about March 10, 2025 and provides for the payment of interest at an annual rate of 14.6% if such prepayment is returned later. As such, the $2.5 million was reclassified from other liabilities, long-term to other liabilities, current on the consolidated balance sheets as of December 31, 2024.
Cash Flows for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
The following table shows a summary of cash flows for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(50,830)	$(60,355)
Net cash provided by investing activities	28,559	26,232
Net cash provided by financing activities	3,556	146
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash	(480)	1,131
Net decrease in cash, cash equivalents and restricted cash	$(19,195)	$(32,846)

Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $50.8 million. Non-cash expenses recognized that were added back to the net loss of $83.7 million include $15.2 million impairment loss, $10.7 million depreciation and amortization, $10.1 million stock-based compensation and $3.2 million change in fair value of common stock warrants liability. These adjustments were partially offset by the $3.4 million increase in accounts receivable and other receivables, $4.8 million increase in other long-term assets, and $3.6 million decrease in accrued expenses.
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
Cash Provided by Investing Activities
Net cash provided by investing activities was $28.6 million for the year ended December 31, 2024, compared to net cash provided by investing activities of $26.2 million over the same period in 2023. The change was primarily related to the decrease in license prepayment of $7.9 million and decrease in purchases of property, plant and equipment of $93.2 million due to the completion of Origin 1 during the fourth quarter of 2023. These adjustments were offset by the increase in net purchases of marketable securities of $44.7 million and the decrease in maturities of marketable securities of $54.1 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $3.6 million for the year ended December 31, 2024, compared to net cash provided by financing activities of $0.1 million over the same period in 2023. The change was primarily related to the proceeds from Canadian Government Research and Development Program of $8.1 million which was partially offset by the payment of $4.8 million on the notes payable.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of December 31, 2024 consisted of:
•Operating lease liabilities that are included on our consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, and warehouse space. Operating lease liabilities of $0.3 million are short term and the remaining $3.9 million is long-term. For additional information regarding our operating lease liabilities, see Note 15 “Leases” to the consolidated financial statements in Item 8 of this Annual Report.
•In the near-term, we anticipate making payments related to the repayment agreement associated with the notes payable. The remaining repayment in the amount of $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the Offtake Agreement. For additional information regarding this repayment, see Note 7 “Notes Payable” to the consolidated financial statements in Item 8 of this Annual Report.
•We amended the agreement with another customer in February 2024 to provide for repayment in three installments. We paid the first two installments, and the remaining repayment amount, including both principal and accrued interest of $2.1 million, is due on March 1, 2025. Unlike the repayment agreement above, this prepayment cannot be repaid by means of a credit against the purchase of products. For additional information regarding this repayment, see Note 7 “Notes Payable” to the consolidated financial statements in Item 8 of this Annual Report.
•We have a prepayment agreement with a counterparty for $2.5 million due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. On February 5, 2024, the parties to the prepayment agreement entered into a memorandum of understanding ("MOU") by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that Legacy Origin would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash on hand has crossed a specified threshold. In November 2024, we entered into a second MOU providing for the return of the counterparty's first prepayment, without regard to cash on hand, termination of the prepayment agreement, and a waiver of each party's rights, claims, and demands associated with that agreement. Under the second MOU, we anticipate returning the prepayment on or about March 10, 2025 and provides for the payment of interest at an annual rate of 14.6% if such prepayment is returned later. As such, the

$2.5 million was reclassified from other liabilities, long-term to other liabilities, current on the consolidated balance sheets as of December 31, 2024. For additional information regarding this repayment, see Note 8 “Other Liabilities” to the consolidated financial statements in Item 8 of this Annual Report.
•The operating cost of Origin 1 and our ongoing operating loss are expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 8 of this Annual Report. We have the critical accounting policies and estimates which are described below.
Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or service to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our product revenue and service agreements, we perform the following steps:
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
Our service agreements are customized, specified, and often include various stages at which transaction prices are agreed to. These service agreements often include multiple performance obligations within each stage. We identify each performance obligation at contract inception and allocate the consideration to each distinct performance obligation based on the stand-alone selling price of each performance obligation. Our services are tailored to each individual customer and the stand-alone selling prices are not directly observable. As our service agreements include customers that are not in similar geographic markets and for different services, therefore we use the expected cost plus margin approach to estimate the stand-alone selling price for each of our performance obligations. We recognize revenue from the service agreements over the period during which the services are performed and recognize the associated costs as they are incurred.
In general, we recognize revenue when, or as, our performance obligations under the terms of a contract with our customer are satisfied. We consider this to be is a critical accounting policy and estimate.
Impairment of Long -Lived Assets

Long-lived assets are assessed for potential impairment in accordance with U.S. GAAP. We review our long-lived assets, including property, plant and equipment, operating lease right-of-use (“ROU”) assets, intangible assets and other long-term assets, for impairment whenever there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted projected cash flows or the estimated fair value based on the best information available. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic condition, changes to the business model or changes in operating performance. If the total of the expected undiscounted future net cash flows or the estimated fair value for the asset group is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and carrying amount of the asset group. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows and fair value estimates and our estimates may differ from the actual results. Should different conditions prevail, material write downs of our long-lived assets could occur. While we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our impairment assessments for our long-lived assets. Therefore, we consider this to be a critical accounting estimate.
Recent Accounting Pronouncements
See Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements in Item 8 of this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Origin Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Origin Materials, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related Consolidated Statements of Operations and Comprehensive (Loss) Income, Stockholders’ Equity and Cash Flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Property, Plant and Equipment, Net — Impairment of Long-Lived Assets — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset at the lowest level at which there are separate, identifiable cash flows. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset group and its eventual disposition or its estimated fair value based on the best information available. If the total of the expected undiscounted future net cash flows or the estimated fair value for the asset group is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and carrying amount of the asset group.

During the year ended December 31, 2024, the Company determined that indicators of impairment existed for its Origin 1 and Origin 2 asset groups. The significant assumptions used by the Company to determine the undiscounted cash flows expecting to result from the use of the Origin 1 asset group included additional capital expenditure requirements, projected revenue, and general operating costs. The Company’s significant estimates to determine the fair value of the Origin 2 asset group included the estimated fair value of land using appraisal information and the estimated fair value of costs capitalized to construction in progress.

We identified the Company’s review of the long-lived assets of the Origin 1 and Origin 2 asset groups for impairment as a critical audit matter because forecasting future operating results used in the preparation of the projected undiscounted cash flows and making fair value estimates in the determination of recoverability of the long-lived assets required significant management judgment. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of estimates and assumptions related to the additional capital expenditure requirements, projected revenue, and general operating costs for the Origin 1 asset group and the fair value estimates of land and costs capitalized to construction in progress for the Origin 2 asset group.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions used in determining additional capital expenditure requirements, projected revenue, and general operating costs for the Origin 1 asset group and fair value estimates of land and costs capitalized to construction in progress for the Origin 2 asset group included the following, among others:
•We evaluated the reasonableness of management’s estimates and assumptions used in the determination of the undiscounted cash flows expecting to result from the use of the Origin 1 asset group, including additional capital expenditure requirements, projected revenue, and general operating costs by:

◦Performing corroborative inquiries with individuals in operations, including individuals responsible for developing the data used by management in making the significant estimates and assumptions.

◦Evaluating the reasonableness of the additional capital expenditure requirements, projected revenue, and general operating costs by comparing the assumptions used to external market sources, information regarding the Company’s planned future strategies, and results from other areas of the audit.

◦Developing a range of estimates for the undiscounted cash flows and comparing them to those determined by the Company.

•We evaluated the reasonableness of management’s estimates and assumptions used in the fair value estimates of land and costs capitalized to construction in progress for the Origin 2 asset group by:

◦Performing corroborative inquiries with individuals in operations, including individuals responsible for developing the data used by management in making the significant estimates and assumptions.

◦Comparing the historical cost data in the fair value estimates to the Company’s underlying accounting records.

◦Evaluating the appraisal information used by management to estimate the fair value of land.

◦Evaluating the reasonableness of the estimates of the percentage of internal and external capitalized costs determined to be recoverable as part of determining the fair value of costs capitalized to construction in progress for Origin 2 by comparing the assumptions used to historical data and information regarding the Company's planned future strategy.

◦Developing an estimate of the percentage of internal and external costs determined to be recoverable and comparing them to those determined by the Company.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California
March 13, 2025

We have served as the Company's auditor since 2023.

ORIGIN MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$56,307	$75,502
Marketable securities	46,613	82,761
Accounts receivable and unbilled receivable, net of allowance for credit losses of $1,230 and $0, respectively	19,179	16,128
Other receivables	2,526	3,449
Inventory	866	912
Prepaid expenses and other current assets	2,401	8,360
Land held for sale	11,282	—
Total current assets	139,174	187,112
Property, plant, and equipment, net	203,919	243,118
Operating lease right-of-use asset	3,735	4,468
Intangible assets, net	73	121
Deferred tax assets	621	1,261
Other long-term assets	30,505	25,754
Total assets	$378,027	$461,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,921	$1,858
Accrued expenses	2,779	7,689
Operating lease liabilities, current	323	367
Notes payable, short-term	3,772	1,730
Other liabilities, current	2,754	918
Derivative liability	—	300
Total current liabilities	12,549	12,862
Earnout liability	2,486	1,783
Canadian Government Research and Development Program liability	14,399	7,348
Common stock warrants liability	4,566	1,341
Notes payable, long-term	1,730	3,459
Operating lease liabilities	3,858	4,207
Other liabilities, long-term	74	8,327
Total liabilities	39,662	39,327
Commitments and contingencies (See Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 148,574,227 and 145,706,531, issued and outstanding as of December 31, 2024 and 2023, respectively (including 3,000,000 and 4,500,000, respectively, of Sponsor Vesting Shares)	15	15
Additional paid-in capital	393,186	382,854
(Accumulated deficit) retained earnings	(38,127)	45,570
Accumulated other comprehensive loss	(16,709)	(5,932)
Total stockholders’ equity	338,365	422,507
Total liabilities and stockholders’ equity	$378,027	$461,834
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Revenues:
Products	$31,279	$23,896
Services	3	4,909
Total revenues	31,282	28,805
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,864	23,591
Operating expenses:
Research and development	18,554	21,351
General and administrative	40,766	35,382
Depreciation and amortization	10,715	3,363
Impairment of assets	15,246	—
Total operating expenses	85,281	60,096
Loss from operations	(84,863)	(54,882)
Other income (expenses):
Investment income	6,783	6,303
Interest expenses	(371)	(131)
Gain in fair value of derivatives	290	69
(Loss) gain in fair value of common stock warrants liability	(3,225)	29,531
(Loss) gain in fair value of earnout liability	(703)	40,983
Other (expenses) income, net	(939)	838
Total other income, net	1,835	77,593
(Loss) income before income tax (provision) benefit	(83,028)	22,711
Income tax (provision) benefit	(669)	1,087
Net (loss) income	(83,697)	23,798
Other comprehensive income (loss):
Unrealized gain on marketable securities	2,197	6,355
Foreign currency translation adjustment	(12,974)	3,666
Total other comprehensive (loss) income	(10,777)	10,021
Total comprehensive (loss) income	$(94,474)	$33,819
Net (loss) income per share, basic	$(0.58)	$0.17
Net (loss) income per share, diluted	$(0.58)	$0.17
Weighted-average common shares outstanding, basic	143,192,630	139,718,385
Weighted-average common shares outstanding, diluted	143,192,630	142,658,423
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2022	143,034,225	$14	$371,072	$21,772	$(15,953)	$376,905
Common stock issued upon exercise of stock options	959,143	—	146	—	—	146
Vested common stock awards	1,713,163	1	—	—	—	1
Stock-based compensation	—	—	11,636	—	—	11,636
Net income	—	—	—	23,798	—	23,798
Other comprehensive income	—	—	—	—	10,021	10,021
Balance at December 31, 2023	145,706,531	15	382,854	45,570	(5,932)	422,507
Common stock issued upon exercise of stock options	1,074,085	—	252	—	—	252
Vested common stock awards	3,293,611	—	—	—	—	—
Sponsor vesting shares forfeited	(1,500,000)	—	—	—	—	—
Stock-based compensation	—	—	10,080	—	—	10,080
Net loss	—	—	—	(83,697)	—	(83,697)
Other comprehensive loss	—	—	—	—	(10,777)	(10,777)
Balance at December 31, 2024	148,574,227	$15	$393,186	$(38,127)	$(16,709)	$338,365

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net (loss) income	$(83,697)	$23,798
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,715	3,363
Provision for credit losses	1,230	—
Stock-based compensation	10,080	9,400
Loss on reserves	639	—
Impairment of assets	15,246	—
Realized loss (gain) on marketable securities	946	(1,018)
Amortization of premium and discount of marketable securities, net	(190)	3,750
Change in fair value of derivative	(290)	(69)
Change in fair value of common stock warrants liability	3,225	(29,531)
Change in fair value of earnout liability	703	(40,983)
Deferred tax provision (benefit)	640	(1,246)
Other non-cash expenses	518	615
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(3,359)	(15,230)
Inventory	46	(912)
Prepaid expenses and other current assets	2,397	(4,994)
Other long-term assets	(4,750)	(12,761)
Accounts payable	373	909
Accrued expenses	(3,590)	4,985
Operating lease liability	(350)	(534)
Other liabilities, current	(1,362)	65
Other liabilities, long-term	—	38
Net cash used in operating activities	(50,830)	(60,355)
Cash flows from investing activities
License prepayment within other long-term assets	—	(7,913)
Purchases of property, plant, and equipment	(8,953)	(102,188)
Purchases of marketable securities	(1,817,317)	(3,626,305)
Sales of marketable securities	1,751,508	3,605,216
Maturities of marketable securities	103,321	157,422
Net cash provided by investing activities	28,559	26,232
Cash flows from financing activities
Payment of notes payable	(4,793)	—
Proceeds from Canadian Government Research and Development Program	8,097	—
Proceeds from exercise of stock options	252	146
Net cash provided by financing activities	3,556	146
Effects of foreign exchange rate changes on the balance of cash and cash equivalents, and restricted cash	(480)	1,131
Net decrease in cash, cash equivalents and restricted cash	(19,195)	(32,846)
Cash, cash equivalents and restricted cash, beginning of the year	75,502	108,348
Cash and cash equivalents at end of the year	$56,307	$75,502

Non-cash investing and financing activities
Purchases of fixed assets included in accounts payable and accrued expenses	$1,308	$1,939
Stock-based compensation capitalized into property, plant, and equipment	$—	$2,236
Accrued interest capitalized into property, plant, and equipment	$—	$367
Cash paid during the year
Income taxes payment	$23	$129
Interest payment	$1,708	$—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Business
Unless the context otherwise requires, references in these notes to “Origin”, “the Company”, “we”, “us” and “our” and any related terms are intended to mean Origin Materials, Inc. and its consolidated subsidiaries.
In June 2021, Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, completed a merger with Micromidas, Inc., a Delaware corporation (now known as Origin Materials Operating, Inc. (“Legacy Origin”)). Pursuant to the terms of the Merger Agreement (the agreement formalizing the business combination between Artius and Legacy Origin), Legacy Origin became a wholly-owned subsidiary of Artius (the “Merger”) and Artius changed its name to Origin Materials, Inc. (together with its subsidiaries, the “Company”). The Company is a technology company with a mission to enable the world's transition to sustainable materials. Origin has developed multiple sustainable and performance-enhanced solutions for improving recycling and circularity, including our polyethylene terephthalate (“PET”) closures, as well as low-carbon material solutions for a wide variety of products and applications. The Company’s furanics technology can transform sustainable feedstocks, such as sustainably harvested wood, agricultural waste, wood waste and corrugated cardboard, into materials and products that are currently made from fossil feedstocks, such as petroleum and natural gas.
Origin announced its PET closures business in August 2023 after several years of application development related to its furanics technologies. Origin's announced products include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles. Origin has announced several manufacturing partnerships with machine subsystem suppliers, including slit and fold specialists and a provider of visual inspection systems. Mass production partnerships are in place in Europe and North America. Origin's first PET closure manufacturing system successfully completed its Factory Acceptance Test, which involves a series of tests performed on the system to ensure that the system meets the requirements and functions as intended, in September 2024.
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of revenues, costs and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, allowance for credit losses, valuation of the earnout liability, carrying amount and useful lives of property, plant and equipment and intangible assets, impairment assessments, stock-based compensation expense and probabilities of achievement of performance conditions on performance-based stock (“PSU”) awards, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As the account balances at each institution periodically exceed the FDIC insurance coverage, there is a concentration of credit risk related to amounts in excess of such coverage. While the Company has not experienced losses of these deposits to date, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company's marketable securities consists of investment-grade securities diversified among security types that are held at financial institutions that management believes to be of high credit quality.
The Company records the provision for credit losses within general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income, up to the amount of total outstanding accounts receivable to date. Our top two customers from product sales, in the aggregate, accounted for approximately 93% and 67% as of December 31, 2024 and 2023, respectively, of total accounts receivable outstanding balances and accounted for approximately 96% and 77% of total revenues for the years ended December 31, 2024 and 2023, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are comprised of money market funds.
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses reported as a separate component on the consolidated statements of operations and comprehensive (loss) income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other (expenses) income, net on the consolidated statements of operations and comprehensive (loss) income, and any remaining unrealized gains and losses are included in accumulated other comprehensive loss on the consolidated statements of stockholders’ equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of investment income within other income (expenses).
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to marketable securities. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the British Pound Sterling and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with marketable securities. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. Outstanding foreign currency derivative contracts in asset and liability positions are recorded at fair value on the consolidated balance sheets within prepaid expenses and other current assets and derivative liability, respectively.
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
Accounts Receivable and Unbilled Receivable, net
Accounts receivables are recorded at their estimated net realizable value, and we do not typically charge interest. The allowance for credit losses, known as the Current Expected Credit Losses model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances and an evaluation of the potential risk of loss associated with the accounts are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. Unbilled receivables arise when the timing of our billing to customers differs from the timing of revenue recognition for the obligations performed. Accounts receivable and unbilled receivable, net consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Accounts receivable	$20,409	$15,204
Allowance for credit losses	(1,230)	—
Unbilled receivable	—	924
Accounts receivable and unbilled receivable, net	$19,179	$16,128
Other Receivables
Other receivables consist of amounts due from foreign governmental entities related to the Canadian harmonized sales tax and goods and services tax for goods and services transacted in Canada, and amounts due from cash collateral held by others for foreign currency derivative contracts.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined using a weighted-average cost approach, assuming full absorption of direct and indirect manufacturing costs, or based on cost of purchasing from our vendors. If inventory costs exceed expected net realizable value due to obsolescence or lack of demand, valuation adjustments are recorded for the difference between the cost and the expected net realizable value. Inventory consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Finished goods	$—	$24
Raw materials	827	888
Spare parts	39	—
Total	$866	$912
Property, Plant, and Equipment
Additions to property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated economic useful lives of the respective assets. The estimated useful lives of assets are as follows:

Computer equipment and software	3 years
Lab equipment	5 years
Furniture, fixtures, and machinery	5 years
Leasehold improvements	1-5 years
Land improvements and infrastructure	20 years
Manufacturing equipment and pilot plant	25 years
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
Intangible Assets
Intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from 7 to 15 years. The cost of servicing the Company’s patents is expensed as incurred. Upon retirement or sale, the cost of intangible assets is disposed of and the related accumulated amortization is removed from the accounts. Intangible assets consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Patents	$381	$413
Less accumulated amortization	(308)	(292)
Total intangible assets	$73	$121
The weighted average remaining useful life of the patents was 2.41 years as of December 31, 2024. For the years ended December 31, 2024 and 2023, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
Held for sale classification
Assets are classified as held for sale when management having the authority to approve the action commits to a plan to sell the assets, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. The assets classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the proceeds expected to be received from the sale exceed the carrying amount of the assets, a gain is recognized when the sale closes. Assets classified as held for sale are presented separately on the face of the consolidated balance sheets. (See Note 6 for additional details)

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset group and its eventual disposition or its estimated fair value based on the best information available. If the total of the expected undiscounted future net cash flows or the estimated fair value for the asset group is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and carrying amount of the asset group.
During the year ended December 31, 2024, the Company determined that indicators of impairment existed for the Origin 1 asset group. The significant assumptions used by the Company to determine the undiscounted cash flows expecting to result from the use of Origin 1 included additional capital expenditure requirements, projected revenue, and general operating costs. The Company determined that the estimated undiscounted cash flows were greater than the carrying amount of the long-lived assets related to the Origin 1 asset group. As such, the Company concluded that there was no impairment for the Origin 1 asset group as of December 31, 2024.
During the year ended December 31, 2024, the Company determined that indicators of impairment existed for the Origin 2 asset group as it concluded it would not construct a plant on the land owned in Geismar, Louisiana. The Company determined the estimated fair value of the land using appraisal information and determined the estimated fair value of the costs capitalized to construction in progress equated to the costs incurred to date that were not specific to the Geismar, Louisiana land. As a result of the analysis, the Company determined that the estimated fair value of the Origin 2 asset group was $43.1 million, and recorded an impairment charge of $12.3 million to impairment of assets on the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2024. Management believes the Origin 2 asset group's remaining costs capitalized to construction in progress of $31.8 million and land held for sale of $11.3 million approximate the total fair value of the asset group as of December 31, 2024.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of December 31, 2024 and 2023, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants through December 31, 2024.
The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the gain in fair value of common stock warrant liabilities within the consolidated statements of operations and comprehensive (loss) income at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.

Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Merger (Note 9 for additional details). The Company recorded these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.
Leases
We determine if an arrangement is a lease at inception. Where an arrangement is a lease, we determine if it is an operating lease or a finance lease. The Company has leases for office space and equipment, some of which have escalating rentals during the initial lease term and during subsequent optional renewal periods. The Company accounts for its leases under ASC 842, Leases. The Company recognizes an ROU asset and lease liability for leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain to be exercised.
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
For service agreements, the timing of satisfying performance obligations may differ from the timing of the invoicing of customers and the receipt of customer payments. The Company records a receivable prior to payment if there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records contract liability (deferred revenue) until the performance obligations are satisfied.
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
Stock-Based Compensation
The Company has issued common stock awards under three equity incentive plans. Origin measures stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognizes compensation expenses of those awards over the requisite service period, which is generally the vesting period of the respective award. In addition, the Company capitalizes stock-based compensation related to employees whose costs are necessary to bring the asset to its intended use. For awards with performance conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. Origin applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Origin estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model and the grant date closing stock price for restricted stock unit (“RSU”) awards and PSU awards. The Black-Scholes option-pricing model requires the use of highly subjective assumptions including:
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
Workforce Reduction Costs
In September 2024 and November 2023, we announced workforce reductions of approximately 28% and 30%, respectively, of our workforce to realign with our refined corporate strategy. This organizational realignment reflects the deferral of research programs with longer-term economic impacts and the acceleration of higher margin revenue opportunities. Workforce reduction costs primarily consisted of severance and benefits costs associated with the workforce reduction (see Note 12 for additional details).
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
Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for non-monetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net (loss) income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net (loss) income in the period in which they occur. These amounts are included in other (expenses) income, net, on the consolidated statements of operations and comprehensive (loss) income.
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
Reclassification
Certain amounts on the consolidated statement of cash flows for the year ended December 31, 2023 have been condensed to conform with the current presentation for the year ended December 31, 2024.

3.Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”) - Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The Company adopted the new standard for the year ended December 31, 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of the year ending December 31, 2025. The adoption of the standard had no material impact on the Company’s financial position, results of operations or cash flows, but did result in new and expanded segment disclosures. The Company has included such disclosures in Note 13.
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance should be applied on a prospective basis however a retrospective application is permitted. The guidance is effective for the Company for annual periods beginning after December 15, 2024. The Company adopted the new standard as of January 1, 2025. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in our notes to the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in our notes to the consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.
4.Revenues
We recognize revenues when, or as, our performance obligations under the terms of a contract with our customer are satisfied (see Note 2 for additional details). We generally procure, will produce, and sell product to be utilized in the manufacturing of finished products, for which we recognize revenue upon shipment. Currently, the majority of our revenue is generated from the supply chain activation program in which the Company purchases materials from various vendors and sells them to our customers for a moderate margin as we establish the logistics and invoicing capabilities for our own products. Our service contracts generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration. We recognize revenue from the service agreements over the period during which the services are performed.
The Company did not receive payment before the provision of services for the years ended December 31, 2024 and 2023. Therefore, deferred revenue was zero as of December 31, 2024 and 2023.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,953	$—	$—	$46,953
Marketable securities	—	46,613	—	46,613
Derivative asset	—	15	—	15
Total fair value	$46,953	$46,628	$—	$93,581
Liabilities:
Common stock warrants (Public)	$3,108	$—	$—	$3,108
Common stock warrants (Private Placement)	—	1,458	—	1,458
Earnout liability	—	—	2,486	2,486
Total fair value	$3,108	$1,458	$2,486	$7,052

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,502	$—	$—	$75,502
Marketable securities	—	82,761	—	82,761
Total fair value	$75,502	$82,761	$—	$158,263
Liabilities:
Common stock warrants (Public)	$913	$—	$—	$913
Common stock warrants (Private Placement)	—	428	—	428
Earnout liability	—	—	1,783	1,783
Derivative liability	—	300	—	300
Total fair value	$913	$728	$1,783	$3,424
The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. The cash equivalents and Public Warrants are categorized as Level 1 instruments as the fair value was determined based on the unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The marketable securities, derivative asset and derivative liability are categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the marketable securities in an over-the-counter market on the last business day of the year. The Private Placement Warrants are classified within Level 2 because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Artius Acquisition Partners LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9 for additional details). A loss of $0.7 million and a gain of $41.0 million for the years ended December 31, 2024 and 2023, respectively, was recorded on the consolidated statements of operations and comprehensive (loss) income in the (loss) gain in fair value of earnout liability.

The following table summarizes the activities for the earnout liability for the years ended:

(in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of year	$1,783	$42,533
Loss (gain) in fair value of earnout liability	703	(40,983)
Other	—	233
Balance at end of year	$2,486	$1,783
As of December 31, 2024 and 2023, the carrying values of accounts receivable and unbilled receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. We have determined the fair value of notes payable and Canadian government research and development program liability approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarizes the marketable securities by major security type as follows:

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,741	$30	$—	$3,771
Asset-backed securities	36,309	39	(1,349)	34,999
U.S. government and agency securities	7,829	14	—	7,843
Total marketable securities	$47,879	$83	$(1,349)	$46,613

	As of December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$21,869	$26	$(847)	$21,048
Asset-backed securities	52,199	26	(2,289)	49,936
U.S. government and agency securities	11,706	—	(270)	11,436
Foreign government and agency securities	372	—	(31)	341
Total marketable securities	$86,146	$52	$(3,437)	$82,761
The realized gains and losses are included in other (expenses) income, net in the consolidated statements of operations and comprehensive (loss) income.
We sold marketable securities for proceeds of $1,751.5 million and $3,605.2 million for the years ended December 31, 2024 and 2023, respectively. As a result of those sales, we realized a loss of $0.9 million and a gain of $1.0 million for the years ended December 31, 2024 and 2023, respectively. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $26.6 million and $73.2 million as of December 31, 2024 and 2023, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.

The contractual maturities of the investments classified as marketable securities are as follows:

	As of December 31, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$—	$2,869	$902	$3,771
Asset-backed securities	—	—	34,999	34,999
U.S. government and agency securities	5,984	—	1,859	7,843
Total marketable securities	$5,984	$2,869	$37,760	$46,613

	As of December 31, 2023
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$20,756	$292	$—	$21,048
Asset-backed securities	238	1,806	47,892	49,936
U.S. government and agency securities	8,929	—	2,507	11,436
Foreign government and agency securities	341	—	—	341
Total marketable securities	$30,264	$2,098	$50,399	$82,761
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). For the years ended December 31, 2024 and 2023, the Company recognized a net gain of $0.3 million and $0.1 million, respectively, on the fair value adjustment of the foreign currency derivative contracts.. The notional amount of foreign currency derivative contracts as of December 31, 2024 and 2023 was $1.2 million and $14.7 million, respectively.
6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Land	$56	$11,356
Land improvements and infrastructure	58,452	62,930
Manufacturing equipment and pilot plant	111,053	116,754
Computer equipment and software	2,726	1,629
Lab equipment	3,496	3,468
Furniture, fixtures, and machinery	372	1,094
Leasehold improvements	4,765	—
Total	180,920	197,231
Less accumulated depreciation and amortization	(17,332)	(8,136)
Construction in progress	40,331	54,023
Total property, plant, and equipment, net	$203,919	$243,118
For the years ended December 31, 2024 and 2023, depreciation and amortization expense totaled $10.7 million and $3.3 million, respectively.

During the years ended December 31, 2024 and 2023, the Company capitalized zero and $1.5 million, respectively, of interest cost into property, plant and equipment related to Origin 1, and also capitalized, zero and $2.3 million, respectively, of stock-based compensation related to employees whose costs were necessarily incurred to bring the asset to its intended use. Interest and stock-based compensation costs capitalization ceased during the fourth quarter of 2023 as Origin 1 was completed.
As of December 31, 2024, the land purchased in Geismar, Louisiana in 2022 met the criteria to be presented as asset held for sale. It is the Company's intention to complete the sale of the land within the next 12 months. The carrying value of $11.3 million, classified as land held for sale, was included in total current assets in the consolidated balance sheets.
7.Notes Payable
Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to one of these Offtake Agreements, which Legacy Origin entered into in November 2016. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement. The prepayment was secured by a promissory note (the “Promissory Note”) to be repaid in cash in the event that the prepayment could not be credited against the purchase of product, for example, if Origin 1 was never constructed. The Promissory Note was collateralized substantially by Origin 1 and other assets of Origin Materials Canada Pioneer Limited. In May 2019, Legacy Origin and the legacy stockholder amended the Offtake Agreement and Promissory Note. The amendment added accrued interest of $0.2 million to the principal balance of the prepayment and provided for the prepayment amount to be repaid in three annual installments rather than being applied against the purchase of product from Origin 1. On August 1, 2022, the Company and the legacy stockholder further amended and restated the Promissory Note with an aggregate principal amount of $5.2 million, which is the sum of the original principal with accrued interest prior to the amendment. As a result of the amendment, the repayment dates were revised and to allow the legacy stockholder to offset amounts owed for the purchase of product from the Company’s Origin 1 facility against amounts due under the Promissory Note. A repayment of $2.7 million was paid during 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At December 31, 2024, the outstanding note principal balance was $3.5 million, of which $1.7 million was included in notes payable, long-term, and $1.8 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. At December 31, 2023, the total note principal outstanding was $5.2 million, of which $3.5 million was included in notes payable, long-term, and $1.7 million in notes payable, short-term, and unpaid accrued interest of $0.8 million was recorded in other liabilities, current. In addition, the amendment reflected the legacy stockholder’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016. The agreement was amended in 2019 and added the accrued interest of $0.1 million to the principal balance. As a result, the aggregate principal amount became $5.1 million. The prepayment was to be credited against the purchase of products from Origin 1 over the term of the Offtake Agreement, specifically, by applying a credit to product purchases each month over the first five years of operation of Origin 1 up to $7.5 million, which is equal to 150% of the prepayment amount. If product purchases are not sufficient to recover the advances, the application of the credit to purchases as payment of the advances would continue until fully repaid. The prepayment is secured by an agreement that was to be repaid in cash in the event the prepayment cannot be credited against the purchase of product, for example, if Origin 1 were never constructed. The agreement is collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. If repaid in cash, the agreement bears an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (4.94% at December 31, 2024) and matures five years from the commercial operation date of Origin 1, which is defined by the plant's actual production of a certain volume of product as well as its capacity to produce a certain annual volume of product. In February 2024, the Company and the legacy stockholder amended the agreement to provide for repayment with interest accrual in three installments consisting of approximately $2.2 million on March 1, 2024, $1.6 million on September 1, 2024, and $2.1 million on March 1, 2025 instead of applying a credit to product purchases under the Offtake Agreement. As a result, the principal amounts outstanding under the agreement were reclassified from other liabilities, long-term to notes payable, short-term and the accrued interest was reclassified from other liabilities, long-term to other liabilities, current during the year ended December 31, 2024. The outstanding principal of $2.0 million at December 31, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current. The remaining outstanding balance, with interest, was paid in March 2025. At December 31, 2023, the total amount outstanding of $5.1 million and accrued interest outstanding of $0.6 million was recorded in other liabilities, long-term.

8.Other Liabilities
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. The prepayment is to be made in two equal installments: the first $2.5 million was paid in October 2019 and the remaining $2.5 million is due within 30 days of the customer confirming that a sample from Origin 1 meets the customer’s specifications. The Company and customer agreed to work in good faith to execute an Offtake Agreement, the agreed terms of which are set forth in the prepayment agreement, whereby 100% of the prepayment will be applied against future purchases. The prepayment agreement provides the customer a capacity reservation of up to a specified annual volume of product from Origin 1 for a term of ten years, pursuant to the terms of an Offtake Agreement. At December 31, 2024 and 2023, the total amount outstanding on this agreement was $2.5 million. On February 5, 2024, the parties entered into a MOU by which they agreed that the counterparty would be released from its obligation to pay the remaining $2.5 million of the prepayment and that the Company would refund the first $2.5 million within a certain period after reporting in its Quarterly Report on Form 10-Q that its cash and cash equivalents has fallen below a specified threshold. In November 2024, the parties entered into a second MOU providing for the return of the counterparty's first prepayment, without regard to cash on hand, termination of the prepayment agreement, and a waiver of each party's rights, claims, and demands associated with that agreement. The $2.5 million prepayment was included in other liabilities, current as of December 31, 2024 and in other liabilities, long-term as of December 31, 2023. We returned the prepayment on February 28, 2025.
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
A Sponsor Letter Agreement was delivered in connection with the Merger such that 4,500,000 of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject to forfeiture based on the same vesting requirements as the Earnout Shares. The first Triggering Event was not met by its June 25, 2024 deadline and 1,500,000 shares were cancelled. As a result, there were 3,000,000 Sponsor Vesting Shares remaining and the value of Sponsor Vesting Shares in the earnout liability balance was reduced accordingly. These shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.

The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 136% and 108%, and interest rate of 4.12% and 4.04% at December 31, 2024 and 2023, respectively.
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company received $8.1 million and zero for the years ended December 31, 2024 and 2023, respectively, related to the eligible expenditures incurred before March 31, 2023.
11.Common Stock Warrants
As of December 31, 2024 and 2023, there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured as of December 31, 2024 and 2023 (see Note 5 for additional details), and a loss of $3.2 million and a gain of $29.5 million, respectively, was recorded on the consolidated statements of operations and comprehensive (loss) income.
12.Stockholders’ Equity
Common Stock
Holders of the Common Stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2024, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our Common Stock with the purchase price of the shares at a price determined by our Board, which shall not be less than 85% of the lower of the fair market value of our Common Stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our Common Stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our Common Stock on December 31st of the preceding calendar year, (2) 3,693,420 of Common Stock, or (3) such lesser number of shares as determined by our Board. As of December 31, 2024, the number of shares available for issuance under the ESPP was 5,639,944. Our Board made the decision not to increase the number of shares of Common Stock reserved for issuance under the ESPP as of January 1, 2024 as no stock has been offered or issued to employees under the ESPP to date. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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

Origin may grant a wide variety of equity securities under the Stock Plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, PSU awards, and other awards. The Company has granted incentive stock options, RSU awards, and PSU awards under the Stock Plans. Under the Stock Plans, options must be issued at exercise prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plans generally vest 25% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years). RSU awards granted to employees under the 2021 Equity Incentive Plan require a service period of three years and generally vest 33.3% annually over the three-year service period. Under the Stock Plans, the fair value of RSU awards and PSU stock awards are determined to be the grant date closing stock price. For awards with performance-based conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The PSU stock awards are subject to vesting based on a performance-based condition and a service-based condition. The PSU stock awards will vest in a percentage of the target number of shares between 0% and 300%, depending on the extent the performance conditions are achieved.
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of Common Stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of Common Stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted Common Stock on December 31 of the preceding year unless our Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted Common Stock on December 31 of the preceding year. As of December 31, 2024, the number of shares available for issuance under the 2021 Equity Incentive Plan was 30,040,212. On January 1, 2025, the number of shares of Common Stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 712,137 shares pursuant to the 2021 Equity Incentive Plan’s “evergreen” provision to a total of 30,752,349 shares. As of December 31, 2024, there were 6,602,495 shares available for grant.
The following tables summarize stock option activity under the Stock Plans for the year ended December 31, 2024:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2023	5,478,010	$0.17	6.05
Exercised	(1,074,085)	0.22
Forfeited / canceled	(445,518)	0.14
Expired	(40,433)	0.17
Balance as of December 31, 2024	3,917,974	$0.17	5.52
Vested and expected to vest at December 31, 2024	3,917,974	$0.17	5.52	$4,368
Vested and exercisable at December 31, 2024	2,837,690	$0.17	5.40	$3,136
The total intrinsic value of the options exercised for the years ended December 31, 2024 and 2023 was $0.5 million and $2.5 million, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of December 31, 2024, the Company had stock-based compensation of $0.1 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 1.6 years.

The following table summarizes the RSU activity for the year ended December 31, 2024:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	10,927,261	$1.94
Granted - RSU awards	8,464,852	0.96
RSU awards vested and converted to shares	(3,293,611)	2.26
Forfeited - RSU awards	(1,958,692)	2.06
Unvested balance December 31, 2024	14,139,810	$1.23

The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of Common Stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested for the years ended December 31, 2024 and 2023 was $4.6 million and $2.7 million, respectively. The number of RSU awards vested during 2024 and 2023 was 3,994,567 and 1,919,853, respectively, of which the issuance of 294,142 and 165,956 common shares has been deferred at the election of the participant during 2024 and 2023, respectively. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company. The common shares for an additional 406,814 RSU awards vested during 2024 will be issued in 2025. The common shares for an additional 40,734 RSU awards vested during 2023 and issued in 2024.

The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $14.9 million as of December 31, 2024, which is expected to be recognized over an estimated weighted average period of 1.5 years.

The following table summarizes the PSU award activity for the year ended December 31, 2024:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2023	2,118,843	$5.77
Forfeited - PSU awards	(528,616)	7.02
Unvested balance December 31, 2024	1,590,227	$5.33

The Company issued 455,368 PSU awards during 2023. For the year ended December 31, 2024, the performance conditions for the PSU awards granted in 2023 was met, therefore PSU award stock-based compensation expenses of $0.1 million was recorded. For the year ended December 31, 2023, the performance conditions for all of the outstanding PSU awards were not probable of being met, therefore no PSU stock-based compensation expenses were recorded. As of December 31, 2024, there were 1,490,818 unvested PSU awards subject to certain performance criteria for vesting. The maximum amount of stock-based compensation expenses for the unvested PSU awards, assuming maximum performance, is $7.9 million. Total remaining compensation expenses for PSU awards will be recognized over the requisite service periods once the performance-based conditions are met or deemed to be probable.

As discussed in Note 2, the Company effected workforce reductions in September 2024 and November 2023. The Board authorized certain changes to the stock-based awards in connection with the workforce reduction plan to allow accelerated vesting of a portion of affected employees’ unvested stock-based awards. The Company recorded a total workforce reduction charge of $0.6 million and $0.2 million in the years ended December 31, 2024 and 2023, respectively. The charge consists of severance and benefits costs, inclusive of cash expenditures for employee separation costs of $0.5 million in each of the years ended December 31, 2024 and 2023 and non-cash stock-based compensation expenses of $0.1 million and $(0.3) million, respectively. The cash expenditures and non-cash stock based compensation expense for employee separation costs were recorded in general and administrative and research and development expenses for the years ended December 31, 2024 and 2023 on the consolidated statements of operations and comprehensive (loss) income and a portion of 2023 charges were capitalized within construction in progress on the consolidated balance sheets.

For the years ended December 31, 2024 and 2023, stock-based compensation expenses of $7.7 million and $6.5 million, respectively, was recognized in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income, and stock-based compensation expense of $2.4 million and $2.9 million, respectively, was recognized in research and development expenses in the consolidated statements of operations and comprehensive (loss) income.
13.Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) for purposes of making decisions regarding resource allocation and evaluating financial performance. As of the year ended December 31, 2024, the Company has determined that its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer are the CODMs. The CODMs review the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole as the Company is still in an early stage of business. The Company does not distinguish between markets or segments for the purpose of internal reporting. Accordingly, the Company has determined that it operates in a single operating and single reportable segment at the consolidated entity level. The CODMs uses net (loss) income and loss from operations as the key performance measures to make key operating decisions.
Revenues are based on the location where services are provided and products are sold. All of the Company’s revenues are attributable to the U.S. for the periods presented. Reported segment net (loss) income and loss from operations for the Company’s single reportable segment are shown in the consolidated statements of operations and comprehensive (loss) income.
The following table presents the significant segment expenses that are regularly provided to the CODMs:

(in thousands)	December 31, 2024	December 31, 2023
Operating expenses:
Personnel Expense	$22,274	$19,871
Other Expense	63,007	40,225
Total operating expenses	$85,281	$60,096
The personnel expense represents payroll expenses excluding stock-based compensation. The other expense represents research and development excluding personnel expense, general and administrative excluding personnel expense, depreciation and amortization expense, and impairment of assets.

Long-lived assets (excluding deferred tax assets) by geography
(in thousands)	December 31, 2024	December 31, 2023
United States	$82,530	$96,312
Non United States	155,702	177,149
Total	$238,232	$273,461
14.Income Taxes
Income before income tax (provision) benefit consisted of the following for the years ended:

(in thousands)	December 31, 2024	December 31, 2023
United States	$(84,452)	$22,481
Foreign	1,424	230
(Loss) income before income tax (provision) benefit	$(83,028)	$22,711

The federal, state, and foreign income and deferred tax (provision) benefit are summarized as follows for the years ended:

(in thousands)	December 31, 2024	December 31, 2023
Current
Federal	$—	$—
State	(29)	(20)
Foreign	—	(139)
Total current tax (provision) benefit	(29)	(159)
Deferred
Federal	—	—
State	—	—
Foreign	(640)	1,246
Total deferred tax (provision) benefit	(640)	1,246

Total income tax (provision) benefit	$(669)	$1,087
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company’s deferred taxes are as follows as of:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforwards	$45,734	$34,076
Available for sale marketable securities	288	825
Lease liabilities	945	1,050
Other	263	51
Fixed assets and intangibles	—	445
Capitalized research and development costs	7,715	4,456
Stock Compensation	1,636	2,806
Total deferred tax assets	56,581	43,709
Valuation allowance	(53,775)	(41,420)
Deferred tax liabilities
ROU asset	(835)	(1,012)
Other	—	(16)
Fixed assets and intangibles	(1,350)	—
Total deferred tax liabilities	(2,185)	(1,028)
Net deferred tax assets	$621	$1,261
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
The valuation allowance increased by $12.4 million and $9.1 million for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, we had federal net operating loss carryforwards of approximately $159.8 million to offset future federal taxable income, with $44.9 million available through 2037. We have state net operating loss carryforward of $100.6 million, available through 2044.
The Company plans to evaluate its R&D credits in the future and amend prior year federal an California tax returns to claim credits, which will carryforward to offset future income tax liability.
The effective tax rate of the Company’s income tax (provision) benefit differs from the federal statutory rate as follows for the years ended:

	December 31, 2024		December 31, 2023
(in thousands, except percentages)	Amount	Percent	Amount	Percent
Statutory rate	$17,436	(21.0)%	$(4,769)	(21.0)%
State tax	(1,764)	2.1%	2,761	12.2%
Foreign tax	—	—%	(139)	(0.6)%
Valuation allowance	(12,843)	15.5%	(10,629)	(46.8)%
Other	(321)	0.4%	(98)	(0.5)%
Warrants and other equity items	(825)	1.0%	14,808	65.3%
Foreign rate differential	(78)	0.1%	(128)	(0.6)%
Stock-based compensation	(2,274)	2.7%	(719)	(3.2)%
Total	$(669)	0.8%	$1,087	4.8%
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
There were no unrecognized tax benefits in the years ended December 31, 2024 and 2023. The Company files income tax returns in the United States, various US states, and Canada. All tax years remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.
15.Leases
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

The components of lease cost and cash flow information were as follows for the years ended:

(in thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$790	$807
Variable lease cost	188	109
Total lease cost	$978	$916

(in thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$668	$726
Operating lease ROU assets obtained in exchange for lease obligations	$—	$2,308

Other information related to operating leases is as follows as of:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	8.86	9.49
Weighted average discount rate	7.4%	7.4%

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

(in thousands)	December 31
2025	$619
2026	597
2027	595
2028	612
2029	631
Thereafter	2,717
Total lease payments	5,771
Less: imputed interest	(1,590)
Less: operating lease liabilities, current	(323)
Operating lease liabilities, non-current	$3,858
16.Commitments and Contingencies
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

During the third and fourth quarters of 2024, the Company entered into multiple purchase agreements with various vendors to purchase equipment to fulfill a near-term demand for our PET closures. Pursuant to the agreements, the Company committed to purchase the equipment with installment payments. The Company made payments totaling of $6.3 million as of December 31, 2024 and recorded the amount in property, plant, and equipment, net on the consolidated balance sheets. The Company is obligated to make additional payments toward the remaining balances of up to approximately $7.3 million subject to the achievement of certain milestones.
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly, the Company is obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $16.6 million to the counterparty through December 31, 2024, which is included in the foregoing aggregate total, and the agreement provides for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The agreement stipulates a reduction in the take-or-pay commitment under certain circumstances including the counterparty’s inability to meet the required product specification. The agreement automatically renews for an additional year unless either party gives advance notice of an intention not to renew. In addition, either party may terminate the agreement in the event of the other party’s insolvency or breach of a material term. The Company recorded the advance payments of $16.6 million and $11.5 million as of December 31, 2024 and 2023, respectively, in other long-term assets on the consolidated balance sheets.
In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable $5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional nonrefundable payment of $7.9 million during 2023 and may make additional payments depending on the achievement of certain milestones. The total payment of $12.9 million is included in other long-term assets on the consolidated balance sheets as of December 31, 2024 and 2023. The Company also entered into a conditional offtake agreement under which, subject to certain conditions being met, the licensor was to supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications. The Company gave notice of termination of the conditional offtake agreement in January 2025.
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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company manufactures specific products at Origin 1 based on the patents and sells those products, the Company would pay a royalty up to a cumulative $0.5 million. Thereafter, no further payments will be due for any production at Origin 1. If production of products based on the licensed patents occurs at other facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per such facility. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The company does not currently anticipate such sales. No payments have been made under this agreement through December 31, 2024.
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
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The company does not currently anticipate such sales. There were $0.1 million and no payments made for the years ended December 31, 2024 and 2023, respectively.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Since August 2023, the Company has been litigating a putative securities class action in the Eastern District of California against the Company and certain of its officers alleging violations of the federal securities laws in connection with the Company's announcement on August 9, 2023, that it expected the timeline for construction of its Origin 2 project to be delayed (In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.)). The Court has appointed a lead plaintiff. The Court has ruled twice on motions to dismiss the Complaint, most recently granting it in part and denying it in part. At this preliminary stage in the litigation, the Company cannot predict any particular outcome or financial impact thereof, if any.
In March 2025, two shareholders each filed a derivative complaint in the Eastern District of California against certain of the Company’s current and former directors, with the Company as a nominal defendant. The cases are Thomas Kaspar v. John Bissell, et al., Case No. 2:25-at-00326 (E.D. Cal. Mar. 7, 2025) and Travis Tanasse v. John Bissell, et al., Case No. 2:25-at-00331 (E.D. Cal. Mar. 10, 2025). The complaints allege breaches of fiduciary duty and related state and federal claims in connection with the same August 9, 2023 announcement by the Company that is at issue in the In re Origin Materials, Inc. Sec. Litig. case. As relief, purportedly on behalf of the Company, each plaintiff seeks unspecified damages, fees and costs, and governance changes. At this preliminary stage in the litigation, the Company cannot predict any particular outcome or financial impact thereof, if any.
17.Basic and Diluted Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders. Basic net (loss) income per share is computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding during the period, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Diluted net (loss) income per share is computed by dividing net (loss) income for the period by the weighted-average common shares outstanding during the period, plus the dilutive effect of the stock options and RSU awards, as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted net (loss) income per share:

(In thousands, except for share and per share amounts)	December 31, 2024	December 31, 2023
Numerator:
Net (loss) income attributable to common stockholders—Basic	$(83,697)	$23,798
Net (loss) income attributable to common stockholders—Diluted	$(83,697)	$23,798
Denominator:
Weighted-average common shares outstanding—Basic (1)	143,192,630	139,718,385
Stock options	—	2,872,491
RSU awards	—	67,547
Weighted-average common shares outstanding—Diluted (1)	143,192,630	142,658,423
Net (loss) income per share—Basic	$(0.58)	$0.17
Net (loss) income per share—Diluted	$(0.58)	$0.17
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 3,727,397 and 4,500,000 shares for the years ended December 31, 2024 and 2023, respectively.

Diluted net (loss) income per share reflects the potential dilution of securities that could dilute share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net (loss) income per share as they are subject to performance or market conditions that were not achieved as follows:

	December 31, 2024	December 31, 2023
Options to purchase common stock	1,058,231	1,481,531
PSU awards	1,590,227	2,018,934
Earnout shares	25,000,000	25,000,000
Sponsor vesting shares	3,000,000	4,500,000
The following outstanding shares of out-of-the-money options and potentially dilutive securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31, 2024	December 31, 2023
Options to purchase common stock	2,859,743	41,357
Warrants to purchase common stock	35,476,627	35,476,627
RSU awards	14,139,810	—
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “internal controls over financial reporting,” as such term is defined in Rule 13a-15(f) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, believe that our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based upon the results of its evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
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
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.
Other information required by this item is incorporated by reference to the information to be set forth under the caption "Directors, Executive Officers and Corporate Governance" in our Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information to be set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth under the captions "Directors, Executive Officers and Corporate Governance" and "Certain Relationships and Related Transactions, and Director Independence" in our Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the captions "Principal Accounting Fees and Services" and "Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement.
Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) Exhibits.
The exhibits listed below are filed as part of this Annual Report on Form 10-K (or are incorporated by reference herein):

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 16, 2021.	S-4/A	333-254012	2.1	May 25, 2021
2.2	Letter Agreement, dated as of March 5, 2021.	S-4/A	333-254012	2.2	May 25, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
3.3	Amendment No. 2 to Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated May 10, 2023.	10-Q	001-39378	3.3	May 10, 2023
4.1	Specimen Common Stock Certificate of the Company.	S-4/A	333-254012	4.5	May 25, 2021
4.2	Specimen Warrant Certificate of the Company.	S-1/A	333-239421	4.3	July 2, 2020
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated July 13, 2020.	8-K	001-39378	4.1	July 16, 2020
4.4	Certificate of Corporate Domestication of Artius.	S-4/A	333-254012	4.6	May 25, 2021
4.5	Description of Securities.	10-K	001-39378	4.5	March 1, 2022
10.1#	Form of Performance Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.1	November 12, 2021
10.2#	Form of Restricted Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.2	November 12, 2021
10.3#	Form of Director Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.3	November 12, 2021
10.4*	Amendment No. 1 to Offtake Supply Agreement by and between Origin Materials Inc. and Danone Asia Pte Ltd. dated August 1, 2022	10-K	001-39378	10.4	February 23, 2023
10.5	Investor Rights Agreement, by and between the Company and certain stockholders, dated June 25, 2021.	8-K	001-39378	10.5	June 25, 2021

10.6#	Form of Indemnification Agreement.	8-K	001-39378	10.6	June 25, 2021
10.7#*	Third Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-39378	10.1	August 14, 2024
10.8#	Micromidas, Inc. 2010 Stock Incentive Plan, as amended.	S-4/A	333-254012	10.1	May 25, 2021
10.9#	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Stock Incentive Plan.	S-4/A	333-254012	10.2	May 25, 2021
10.10#	Micromidas, Inc. 2020 Equity Incentive Plan.	S-4/A	333-254012	10.3	May 25, 2021
10.11#	Forms of Stock Option Grant Notice, Option Agreement and Exercise Notice under the 2020 Equity Incentive Plan.	S-4/A	333-254012	10.4	May 25, 2021
10.12#	Origin Materials 2021 Equity Incentive Plan.	8-K	001-39378	10.12	June 25, 2021
10.13#	Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	8-K	001-39378	10.13	June 25, 2021
10.14#	Origin Materials 2021 Employee Stock Purchase Plan.	8-K	001-39378	10.14	June 25, 2021
10.15#	Offer Letter, dated January 9, 2018, by and between Micromidas, Inc. and Joshua Lee.	S-4/A	333-254012	10.8	May 25, 2021
10.16	Standard Industrial/Commercial Multi-Tenant Lease for 930 Riverside Parkway, Suites 10-30, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.10	May 25, 2021
10.17	Standard Industrial/Commercial Multi-Tenant Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated February 28, 2013.	S-4/A	333-254012	10.11	May 25, 2021
10.18	Second Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 11, 2015.	S-4/A	333-254012	10.12	May 25, 2021
10.19	Third Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.13	May 25, 2021
10.20	Form of Sponsor Letter Agreement.	S-4/A	333-254012	10.16	May 25, 2021
10.21	Private Placement Warrants Purchase Agreement between the Company and Artius Acquisition Partners LLC.	8-K	001-39378	10.3	July 16, 2020
10.22	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.33	May 25, 2021
10.23	First Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated November 8, 2019.	S-4/A	333-254012	10.34	May 25, 2021

10.24	Second Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 21, 2020.	S-4/A	333-254012	10.35	May 25, 2021
10.25	Third Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated January 22, 2021.	S-4/A	333-254012	10.36	May 25, 2021
10.26+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated August 3, 2018.	S-4/A	333-254012	10.42	May 25, 2021
10.27^	Amendment No. 1 to Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated October 24, 2019.	S-4/A	333-254012	10.43	May 25, 2021
10.28+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.44	May 25, 2021
10.29+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Packaging Equity Holdings, LLC, dated December 13, 2020.	S-4/A	333-254012	10.46	May 25, 2021
10.30+^	Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, dated August 1, 2022.	POS-AM	333-257931	10.51	August 3, 2022
10.31+^	Fourth Amendment to Amended and Restated Secured Promissory Note by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, Origin Materials Canada Holding Limited, and Origin Materials Canada Pioneer Limited, dated August 1, 2022.	POS-AM	333-257931	10.52	August 3, 2022
10.32^	Second Amendment to the Offtake Supply Agreement by and between Danone Asia Pte Ltd. and the Company, dated as of July 10, 2023.	10-Q	001-39378	10.1	August 9, 2023
10.33^	First Amendment to Lease for 930 Riverside Parkway, Suite 40-60, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.2	August 9, 2023
10.34^	First Amendment to Lease for 930 Riverside Parkway, Suite 70, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.3	August 9, 2023
10.35^	Second Amendment to Lease for 930 Riverside Parkway, Suite 10-30, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.4	August 9, 2023
10.36^	Fifth Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.5	August 9, 2023

10.37^	Offer Letter, dated September 25, 2023, by and between Origin Materials, Inc. and Matthew Plavan.	8-K	001-39378	10.1	October 1, 2023
10.38*	Separation and Advisory Agreement, dated December 17, 2024, by and between the Company and Rich Riley.	8-K	001-39378	10.1	December 17, 2024
19.1*	Insider Trading Policy.	10-K	001-39378	19.1	March 4, 2024
21.1*	List of subsidiaries.	10-K	001-39378	21.1	March 13, 2025
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*%	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Recoupment Policy.	10-K	001-39378	97.1	March 4, 2024
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
#     Indicates a management or compensatory plan
%    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
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

ORIGIN MATERIALS, INC.

Date: March 13, 2025	By:	/s/ John Bissell
John Bissell
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Bissell, and Matthew Plavan, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons, being a majority of the Board of Directors of Origin Materials, Inc., on behalf of the registrant on the dates indicated.

Signature	Title	Date

/s/ John Bissell	Chief Executive Officer and Director	March 13, 2025
John Bissell	(Principal Executive Officer)

/s/ Matthew Plavan	Chief Financial Officer and Chief Operating Officer	March 13, 2025
Matthew Plavan	(Principal Financial and Accounting Officer)

/s/ R. Tony Tripeny	Chairperson of the Board	March 13, 2025
R. Tony Tripeny

/s/ Pia Heidenmark Cook	Director	March 13, 2025
Pia Heidenmark Cook

/s/ Kathleen B. Fish	Director	March 13, 2025
Kathleen B. Fish

/s/ William J. Harvey	Director	March 13, 2025
William J. Harvey

/s/ John Hickox	Director	March 13, 2025
John Hickox

/s/ Craig A. Rogerson	Director	March 13, 2025
Craig A. Rogerson

/s/ Jim Stephanou	Director	March 13, 2025
Jim Stephanou