Form 10-Q
period 2025-03-31
Origin Materials, Inc.
filed 2025-05-15
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding was 149,944,774, as of May 9, 2025.

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

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$43,835	$56,307
Marketable securities	39,213	46,613
Accounts receivable net of allowance for credit losses of $1,230 and $1,230, respectively	19,120	19,179
Other receivables	3,106	2,526
Inventory	866	866
Prepaid expenses and other current assets	2,087	2,401
Land held for sale	11,282	11,282
Total current assets	119,509	139,174
Property, plant, and equipment, net	211,568	203,919
Operating lease right-of-use asset	3,437	3,735
Intangible assets, net	65	73
Deferred tax assets	563	621
Other long-term assets	13,835	30,505
Total assets	$348,977	$378,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,176	$2,921
Accrued expenses	6,922	2,779
Operating lease liabilities, current	334	323
Notes payable, short-term	1,730	3,772
Other liabilities, current	410	2,754
Total current liabilities	12,572	12,549
Earnout liability	24	2,486
Canadian Government Research and Development Program liability	14,422	14,399
Common stock warrants liability	1,788	4,566
Notes payable, long-term	1,730	1,730
Operating lease liabilities	3,770	3,858
Other liabilities, long-term	63	74
Total liabilities	34,369	39,662

(In thousands, except share and per share data)	March 31, 2025 (Unaudited)	December 31, 2024
Commitments and contingencies (See Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 149,506,676 and 148,574,227, issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (including 3,000,000 of Sponsor Vesting Shares)	15	15
Additional paid-in capital	395,475	393,186
Accumulated deficit	(64,568)	(38,127)
Accumulated other comprehensive loss	(16,314)	(16,709)
Total stockholders’ equity	314,608	338,365
Total liabilities and stockholders’ equity	$348,977	$378,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenues:
Products	$5,430	$6,822
Services	—	3
Total revenues	5,430	6,825
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,317	6,687
Operating expenses:
Research and development	3,301	5,819
General and administrative	10,111	10,005
Depreciation and amortization	2,714	2,311
Impairment of assets	16,610	—
Total operating expenses	32,736	18,135
Loss from operations	(32,623)	(17,997)
Other income (expenses):
Investment income	1,206	1,864
Interest expenses	(48)	(117)
(Loss) gain in fair value of derivatives	(38)	296
Gain in fair value of common stock warrants liability	2,778	649
Gain in fair value of earnout liability	2,462	1,518
Other expenses, net	(119)	(8)
Total other income, net	6,241	4,202
Loss before income tax provision	(26,382)	(13,795)
Income tax provision	(59)	(118)
Net loss	$(26,441)	$(13,913)
Other comprehensive income (loss):
Unrealized gain on marketable securities	$159	$570
Foreign currency translation adjustment	236	(3,844)
Total other comprehensive income (loss)	395	(3,274)
Total comprehensive loss	$(26,046)	$(17,187)
Net loss per share, basic	$(0.18)	$(0.10)
Net loss per share, diluted	$(0.18)	$(0.10)
Weighted-average common shares outstanding, basic	146,852,340	141,828,895
Weighted-average common shares outstanding, diluted	146,852,340	141,828,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
Three Months Ended March 31, 2024	Shares	Amount
Balance at December 31, 2023	145,706,531	$15	$382,854	$45,570	$(5,932)	$422,507
Common stock issued upon exercise of stock options	585,760	—	83	—	—	83
Vested common stock awards	212,633	—	—	—	—	—
Stock-based compensation	—	—	2,781	—	—	2,781
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive loss	—	—	—	—	(3,274)	(3,274)
Balance at March 31, 2024	146,504,924	$15	$385,718	$31,657	$(9,206)	$408,184

				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
Three Months Ended March 31, 2025	Shares	Amount
Balance at December 31, 2024	148,574,227	$15	$393,186	$(38,127)	$(16,709)	$338,365
Common stock issued upon exercise of stock options	2,116	—	—	—	—	—
Vested common stock awards	930,333	—	—	—	—	—
Stock-based compensation	—	—	2,289	—	—	2,289
Net loss	—	—	—	(26,441)	—	(26,441)
Other comprehensive income	—	—	—	—	395	395
Balance at March 31, 2025	149,506,676	$15	$395,475	$(64,568)	$(16,314)	$314,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(26,441)	$(13,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,714	2,311
Stock-based compensation	2,289	2,781
Impairment of assets	16,610	—
Realized loss on marketable securities	61	51
Amortization of premium and discount of marketable securities, net	(38)	(5)
Change in fair value of derivative	38	(296)
Change in fair value of common stock warrants liability	(2,778)	(649)
Change in fair value of earnout liability	(2,462)	(1,518)
Deferred tax provision	58	111
Other non-cash expenses	88	151
Changes in operating assets and liabilities:
Accounts receivable net and other receivables	(521)	(1,252)
Inventory	—	(3)
Prepaid expenses and other current assets	300	31
Other long-term assets	60	(2,438)
Accounts payable	130	580
Accrued expenses	1,409	(1,951)
Operating lease liability	(79)	(122)
Other liabilities, current	134	(590)
Other liabilities, long-term	(11)	(14)
Net cash used in operating activities	(8,439)	(16,735)
Cash flows from investing activities
Purchases of property, plant, and equipment	(6,994)	(1,939)
Purchases of marketable securities	(280,000)	(443,475)
Sales of marketable securities	282,405	441,432
Maturities of marketable securities	5,129	13,317
Net cash provided by investing activities	540	9,335
Cash flows from financing activities
Payment of notes payable short-term	(4,542)	(1,532)
Proceeds from Canadian Government Research and Development Program	—	8,097
Proceeds from exercise of stock options	—	83
Net cash (used in) provided by financing activities	(4,542)	6,648
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(31)	1,023
Net (decrease) increase in cash and cash equivalents	(12,472)	271
Cash and cash equivalents beginning of the period	56,307	75,502
Cash and cash equivalents end of the period	$43,835	$75,773
Supplemental disclosure of cash flow information
Purchases of fixed assets included in accounts payable and accrued expenses	$4,166	$1,159
Cash paid during the period:
Income taxes payment	$—	$7
Interest payment	$50	$646
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
Origin announced its PET closures business in August 2023 after several years of application development related to its furanics technologies. Origin's announced products include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles. Origin has announced several manufacturing partnerships with machine subsystem suppliers, including slit and fold specialists and a provider of visual inspection systems. Mass production partnerships are in place in Europe and North America. In September 2024, Origin's first PET closure manufacturing system (“CapFormer”) successfully completed its Factory Acceptance Test (“FAT”), which involves a series of tests performed on the system to ensure that it meets our requirements and functions as intended.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of revenues, costs and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, allowance for credit losses, valuation of the earnout liability, carrying amount and useful lives of property, plant and equipment and intangible assets, impairment assessments, stock-based compensation expense and probabilities of achievement of performance conditions on performance-based stock unit (“PSU”) awards, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unaudited Condensed Consolidated Financial Statements
The December 31, 2024 unaudited condensed consolidated balance sheet was derived from the annual audited consolidated financial statements included in the Company's Form 10-K as filed with the SEC on March 13, 2025 (the “Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of March 31, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2025 and 2024, and the notes to such unaudited condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended December 31, 2024 included in the Form 10-K.
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
The Company records the provision for credit losses within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss, up to the amount of total outstanding accounts receivable to date. Our top two customers from product sales, in the aggregate, accounted for approximately 93% as of each of March 31, 2025 and December 31, 2024, of total accounts receivable outstanding balances and accounted for approximately 99% and 92% of total revenue for the three months ended March 31, 2025 and 2024, respectively.
Accounts Receivable Net
Accounts receivable net consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$20,350	$20,409
Allowance for credit losses	(1,230)	(1,230)
Accounts receivable net	$19,120	$19,179

Inventory
Inventory consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$827	$827
Spare parts	39	39
Total	$866	$866
Intangible Assets
Intangible assets consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Patents	$381	$381
Less accumulated amortization	(316)	(308)
Total intangible assets	$65	$73
The weighted average remaining useful life of the patents was 3.33 years as of March 31, 2025. For the three months ended March 31, 2025 and 2024, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
Held for sale classification
Assets are classified as held for sale when management having the authority to approve the action commits to a plan to sell the assets, the sale is probable to occur within the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. The assets classified as held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. When the proceeds expected to be received from the sale exceed the carrying amount of the assets, a gain is recognized when the sale closes. Assets classified as held for sale are presented separately on the face of the unaudited condensed consolidated balance sheets.
In April 2025, the Company sold 35 of the total 183 acres of land held for sale for proceeds of $2.2 million, which approximates the carrying value.
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
During the period ended March 31, 2025, the Company determined that indicators of impairment existed for the other long-term assets related to the agreement for materials conversion produced by Origin 1 into certain derivatives (see Note 16 for additional details). On April 4, 2025, the Company entered and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and future commitment under the take-or-pay agreement. As such, the Company recorded an impairment charge of $16.6 million to impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025.

Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of Class A common stock at an exercise price of at $11.50 per share. As of March 31, 2025, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants through March 31, 2025.
The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the gain in fair value of common stock warrants liability within the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.
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
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our product revenue and service agreements, we perform the following steps:
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
Basic and Diluted Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net loss per share calculation, common stock options, restricted stock unit (“RSU”) awards, performance stock awards, warrants, earnout shares, and Sponsor Vesting Shares (as defined in Note 9) are considered to be potentially dilutive securities. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.
Reclassification
Certain amounts on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2024 have been condensed to conform with the current presentation for the three months ended March 31, 2025.

3.Recent Accounting Pronouncements

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance should be applied on a prospective basis however a retrospective application is permitted. The Company adopted the new standard as of January 1, 2025. The adoption of the standard had no material impact on the Company’s financial position, results of operations or cash flows, other than additional disclosures, which will be included in our annual consolidated financial statements for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements, other than additional disclosures in our notes to the unaudited condensed consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s unaudited condensed consolidated financial statements or do not apply to its operations.
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
The Company did not receive payment before the provision of services during the three months ended March 31, 2025 and 2024. Therefore, deferred revenue was zero.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,351	$—	$—	$30,351
Marketable securities	—	39,213	—	39,213
Total fair value	$30,351	$39,213	$—	$69,564
Liabilities:
Common stock warrants (Public)	$1,217	$—	$—	$1,217
Common stock warrants (Private Placement)	—	571	—	571
Earnout liability	—	—	24	24
Derivative liability	—	23	—	23
Total fair value	$1,217	$594	$24	$1,835

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,953	$—	$—	$46,953
Marketable securities	—	46,613	—	46,613
Derivative asset	—	15	—	15
Total fair value	$46,953	$46,628	$—	$93,581
Liabilities:
Common stock warrants (Public)	$3,108	$—	$—	$3,108
Common stock warrants (Private Placement)	—	1,458	—	1,458
Earnout liability	—	—	2,486	2,486
Total fair value	$3,108	$1,458	$2,486	$7,052

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
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9 for additional details). A gain of $2.5 million and $1.5 million during the three months ended March 31, 2025 and 2024, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss in the gain in fair value of earnout liability.
The following table summarizes the activities for the earnout liability during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$2,486	$1,783
Gain in fair value of earnout liability	(2,462)	(1,518)
Balance at end of period	$24	$265

As of March 31, 2025 and December 31, 2024, the carrying values of accounts receivable and unbilled receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. We have determined the fair value of notes payable and Canadian government research and development program liability approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarizes the marketable securities by major security type as follows:

	As of March 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,858	$23	$—	$3,881
Asset-backed securities	32,913	47	(1,179)	31,781
U.S. government and agency securities	3,550	1	—	3,551
Total marketable securities	$40,321	$71	$(1,179)	$39,213

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,741	$30	$—	$3,771
Asset-backed securities	36,309	39	(1,349)	34,999
U.S. government and agency securities	7,829	14	—	7,843
Total marketable securities	$47,879	$83	$(1,349)	$46,613

The realized gains and losses are included in other expenses, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
We sold marketable securities for proceeds of $282.4 million and $441.4 million during the three months ended March 31, 2025 and 2024, respectively. As a result of those sales, we realized a loss of $0.1 million during each of the three months ended March 31, 2025 and 2024. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $23.0 million and $26.6 million as of March 31, 2025 and December 31, 2024, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of March 31, 2025
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$—	$3,180	$701	$3,881
Asset-backed securities	—	—	31,781	31,781
U.S. government and agency securities	1,895	—	1,656	3,551
Total marketable securities	$1,895	$3,180	$34,138	$39,213

	As of December 31, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$—	$2,869	$902	$3,771
Asset-backed securities	—	—	34,999	34,999
U.S. government and agency securities	5,984	—	1,859	7,843
Total marketable securities	$5,984	$2,869	$37,760	$46,613
Derivative Assets and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a net loss of less than $0.1 million and a net gain of $0.3 million during the three months ended March 31, 2025 and 2024, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of March 31, 2025 and December 31, 2024 was $2.9 million and $1.2 million, respectively.

6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Land	$56	$56
Land improvements and infrastructure	58,547	58,452
Manufacturing equipment and pilot plant	111,185	111,053
Computer equipment and software	2,738	2,726
Lab equipment	3,507	3,496
Furniture, fixtures, and machinery	373	372
Leasehold improvements	4,765	4,765
Total	181,171	180,920
Less accumulated depreciation and amortization	(20,056)	(17,332)
Construction in process	50,453	40,331
Total property, plant, and equipment, net	$211,568	$203,919
The depreciation and amortization expense totaled $2.7 million and $2.3 million during the three months ended March 31, 2025 and 2024, respectively.
7.Notes Payable
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provided for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. A repayment of $2.7 million was made during 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). As of each of March 31, 2025 and December 31, 2024 the outstanding note principal balance was $3.5 million of which $1.7 million was included in notes payable, long-term and $1.8 million was included in notes payable, short-term and the outstanding accrued interest of less than $0.1 million was included in other liabilities, current. In addition, the legacy stockholder has exercised its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016, as amended through February 2024. The agreement was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. The agreement bore an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (4.94% at December 31, 2024). The December 31, 2024, outstanding principal of $2.0 million was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current. The Company repaid the notes payable and accrued interest in February 2025.
8.Other Liabilities
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. In November 2024, the parties entered into a second memorandum of understanding providing for the return of the counterparty's first $2.5 million prepayment, termination of the prepayment agreement, and a waiver of each party's rights, claims, and demands associated with that agreement. As of December 31, 2024, the total amount outstanding under this agreement was $2.5 million which was included in other liabilities, current. The Company returned the prepayment on February 28, 2025.

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
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 100% and 136%, and interest rate of 3.92% and 4.12% at March 31, 2025 and December 31, 2024, respectively.
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

The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company received zero and $8.1 million during the three months ended March 31, 2025 and 2024, respectively, related to the eligible expenditures incurred before March 31, 2023.
11.Common Stock Warrants
As of March 31, 2025 and December 31, 2024 there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the unaudited condensed consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured at each reporting period (see Note 5 for additional details), and a gain of $2.8 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss.
12.Stockholders’ Equity
Common Stock
Holders of the common stock are entitled to dividends when, as, and if, declared by the board of directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2025, the Company had not declared any dividends. The holder of each share of common stock is entitled to one vote.

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our common stock with the purchase price of the shares at a price determined by our Board, which shall not be less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of our common stock that may be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of our common stock on December 31st of the preceding calendar year, (2) 3,693,420 of common stock, or (3) such lesser number of shares as determined by our Board. As of December 31, 2024, the number of shares available for issuance under the ESPP was 5,639,944. Our Board made the decision not to increase the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2025 as no stock has been offered or issued to employees under the ESPP to date. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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
Origin may grant a wide variety of equity securities under the Stock Plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, PSU awards, and other awards. The Company has granted incentive stock options, RSU awards, and PSU awards under the Stock Plans. Under the Stock Plans, options must be issued at exercise prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plans generally vest 25% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years). RSU awards granted to employees under the 2021 Equity Incentive Plan require a service period of three years and generally vest 33.3% annually over the three-year service period. Under the Stock Plans, the fair value of RSU awards and PSU awards are determined to be the grant date closing stock price. For awards with performance-based conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The PSU awards are subject to vesting based on a performance-based condition and a service-based condition. The PSU awards will vest in a percentage of the target number of shares between 0% and 300%, depending on the extent the performance conditions are achieved.
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of common stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted common stock on December 31 of the preceding year unless our Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted common stock on December 31 of the preceding year. As of December 31, 2024, the number of shares available for issuance under the 2021 Equity Incentive Plan was 30,040,212. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 712,137 shares pursuant to the 2021 Equity Incentive Plan’s “evergreen” provision to a total of 30,752,349 shares. As of March 31, 2025, there were 5,824,115 shares available for grant.

The following tables summarize stock option activity under the Stock Plans for the period ended March 31, 2025:

(In thousands, except for share and per share amounts)	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance as of December 31, 2024	3,917,974	$0.17	5.52
Exercised	(2,116)	0.14
Expired	(1,058)	1.21
Balance as of March 31, 2025	3,914,800	$0.16	5.27
Vested and expected to vest at March 31, 2025	3,914,800	$0.16	5.27	$1,973
Vested and exercisable at March 31, 2025	2,856,563	$0.17	5.15	$1,418
The total intrinsic value of the options exercised was less than $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of March 31, 2025, the Company had stock-based compensation of less than $0.1 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 5.6 years.
The following table summarizes the RSU award activity for the period ended March 31, 2025:

	Unvested outstanding	Weighted-average grant date fair value	Vested-deferred outstanding	Weighted-average grant date fair value	Total
Balance at December 31, 2024	13,432,980	$1.23	706,830	$1.23	14,139,810
Granted - RSU awards	488,670	0.79	—	—	488,670
RSU awards vested and converted to shares	(265,201)	1.01	(513,342)	2.26	(778,543)
RSU awards vested and deferred	(407,548)	1.01	407,548	1.01	—
Forfeited - RSU awards	(169,801)	1.50	—	—	(169,801)
Balance at March 31, 2025	13,079,100	$1.22	601,036	$1.22	13,680,136
The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of common stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $0.4 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 the unvested-deferred outstanding balance of 601,036 RSU awards has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company.
The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $12.6 million as of March 31, 2025, which is expected to be recognized over an estimated weighted average period of 1.4 years.
The following table summarizes the PSU award activity for the period ended March 31, 2025:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2024	1,590,227	$5.33
Granted - PSU awards	785,227	0.84
PSU awards vested and converted to shares	(151,790)	0.93
Forfeited - PSU awards	(99,409)	6.81
Unvested balance at March 31, 2025	2,124,255	$3.98

The performance conditions for the PSU awards granted in 2023 was met, therefore PSU award stock-based compensation expenses of $72.2 thousand and $27.6 thousand was recorded during the three months ended March 31, 2025 and 2024, respectively. The performance conditions for the remaining outstanding PSU awards were not probable of being met, therefore no PSU stock-based compensation expenses were recorded during the three months ended March 31, 2025 and 2024. Also, there were 391,575 PSU stock awards vested during 2022 but deferred based on the policy. The maximum amount of stock-based compensation expense for the unvested PSU awards, assuming maximum performance, is $8.5 million. Total remaining compensation expense for PSU awards will be recognized over the requisite service periods once the performance-based conditions are met or deemed to be probable.
During the three months ended March 31, 2025 and 2024, stock-based compensation expense of $1.8 million and $2.1 million, respectively, was recognized in general and administrative expenses, and $0.5 million and $0.6 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
13.Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) for purposes of making decisions regarding resource allocation and evaluating financial performance. As of the year ended March 31, 2025, the Company has determined that its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer are the CODMs. The CODMs review the unaudited condensed consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole as the Company is still in an early stage of business. The Company does not distinguish between markets or segments for the purpose of internal reporting. Accordingly, the Company has determined that it operates in a single operating and single reportable segment at the consolidated entity level. The CODMs use net loss and loss from operations as the key performance measures to make key operating decisions.
Revenues are based on the location where services are provided and products are sold. All of the Company’s revenues are attributable to the U.S. for the periods presented. Reported segment net loss and loss from operations for the Company’s single reportable segment are shown in the unaudited condensed consolidated statements of operations and comprehensive loss.
The following table presents the significant segment expenses that are regularly provided to the CODMs:

(in thousands)	March 31, 2025	March 31, 2024
Total revenues	$5,430	$6,825
Cost of revenue	5,317	6,687
Operating expenses:
Personnel Expenses	4,662	6,066
Other Expenses	8,750	9,758
Depreciation and amortization	2,714	2,311
Impairment of assets	16,610	—
Total operating expenses	32,736	18,135
Loss from operations	$(32,623)	$(17,997)
The personnel expenses represent payroll expenses excluding stock-based compensation. The other expenses represent research and development excluding personnel expenses, and general and administrative excluding personnel expenses.

Long-lived assets (excluding deferred tax assets) by geography
(in thousands)	March 31, 2025	December 31, 2024
United States	$74,900	$82,530
Non United States	154,005	155,702
Total	$228,905	$238,232

14.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of less than $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, related to foreign income taxes in Canada. Other than Canadian income taxes, there is no provision for income taxes because the U.S. Company has incurred operating losses since inception. The Company’s effective income tax rate was 0.22% and 0.86% for the three months ended March 31, 2025 and 2024, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S.
15.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. Our operating leases have remaining lease terms of one to nine years.
16.    Commitments and Contingencies
Commitments
The Company entered into multiple purchase agreements with various vendors to purchase equipment to fulfill a near-term demand for our PET closures during 2024. Pursuant to the agreements, the Company committed to purchase the equipment with installment payments. The Company made payments totaling of $18.2 million through March 31, 2025, and has recorded the amount in property, plant, and equipment, net on the unaudited condensed consolidated balance sheets. The Company is obligated to make additional payments toward the remaining balances of up to approximately $25.7 million subject to the achievement of certain milestones.
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly, the Company was obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $16.6 million to the counterparty as of December 31, 2024, which is included in the foregoing aggregate total, and the agreement provided for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The Company recorded the advance payments in other long-term assets on the consolidated balance sheets. On April 4, 2025, the Company entered and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and future commitment under the take-or-pay agreement. The Company also paid an additional $0.4 million to the counterparty in April 2025 for capital expenses in connection with the agreement. As such, the Company recorded an impairment charge of $16.6 million to impairment of assets and $0.4 million in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and accrued $0.4 million in other liabilities, current on the unaudited condensed consolidated balance sheets as of March 31, 2025.
In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable $5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional nonrefundable payment of $7.9 million during 2023 and may make additional payments depending on the achievement of certain milestones. The total payment of $12.9 million is included in other long-term assets on the unaudited condensed consolidated balance sheets. The Company also entered into a conditional offtake agreement under which, subject to certain conditions being met, the licensor was to supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications. The Company issued a notice in January 2025 to terminate the conditional offtake agreement.
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

In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company manufactures specific products at Origin 1 based on the patents and sells those products, the Company would pay a royalty up to a cumulative $0.5 million. Thereafter, no further payments will be due for any production at Origin 1. If production of products based on the licensed patents occurs at other facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per such facility. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. No payments have been made under this agreement through March 31, 2025.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. There were $0.1 million and no payments for the annual royalties made during the three months ended March 31, 2025 and 2024, respectively.
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
In March 2025, two shareholders each filed a derivative complaint in the Eastern District of California against certain of the Company’s current and former directors, with the Company as a nominal defendant. The cases are Thomas Kaspar v. John Bissell, et al., Case No. 2:25-at-00326 (E.D. Cal. Mar. 7, 2025) and Travis Tanasse v. John Bissell, et al., Case No. 2:25-at-00331 (E.D. Cal. Mar. 10, 2025). The complaints allege breaches of fiduciary duty and related state and federal claims in connection with the same August 9, 2023 announcement by the Company that is at issue in the In re Origin Materials, Inc. Sec. Litig. case. As relief, purportedly on behalf of the Company, each plaintiff seeks unspecified damages, fees and costs, and governance changes. The parties have filed a stipulation to consolidate and stay the separate derivative suits pending a final decision on any summary judgment motion filed by the defendants in the In re Origin Materials, Inc. Sec. Litig. matter. At this preliminary stage in the litigation, the Company cannot predict any particular outcome or financial impact thereof, if any.

17.    Basic and Diluted Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders. Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period, which excludes Sponsor Vesting Shares which are legally outstanding, but subject to return to the Company. Diluted net loss per share is computed by dividing net loss for the period by the weighted-average common shares outstanding during the period, plus the dilutive effect of the stock options and RSU awards, as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted net loss per share:

(In thousands, except for share and per share amounts)	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders—Basic	$(26,441)	$(13,913)
Net loss attributable to common stockholders—Diluted	$(26,441)	$(13,913)
Denominator:
Weighted-average common shares outstanding—Basic (1)	146,852,340	141,828,895
Weighted-average common shares outstanding—Diluted (1)	146,852,340	141,828,895

Net loss per share—Basic	$(0.18)	$(0.10)
Net loss per share—Diluted	$(0.18)	$(0.10)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 3,000,000 and 4,500,000 shares for the three months ended March 31, 2025 and 2024, respectively.

Diluted net loss per share reflects the potential dilution of securities that could dilute share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net loss per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,058,231	1,481,531
Performance-based stock awards	2,124,255	1,794,893
Earnout shares	25,000,000	25,000,000
Sponsor Vesting Shares	3,000,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	2,856,569	3,381,132
Warrants to purchase common stock	35,476,627	35,476,627
RSU awards	13,079,100	11,053,204

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•the Company's ability to complete construction and commissioning of closure manufacturing facilities for its PET closure and/or furanics products in the expected timeframe and in a cost effective manner;
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
•the ability to maintain the listing of the Company’s common stock on the Nasdaq Capital Market (“Nasdaq”); and
•the impact of worldwide economic, political, industry, and market conditions, tariffs, geopolitical instability, supply chain disruptions, inflationary pressure, labor market constraints, bank failures, and other macroeconomic factors.
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
Our first Origin CapFormer System, a PET closure manufacturing system, successfully completed its FAT, which involves a series of tests performed on the system to ensure that the system meets the requirements and functions as intended, in September 2024. Since September 2024, our CapFormer System has produced caps for commercial qualification and has been delivered to our operations and manufacturing center in Reed City, Michigan, where it commenced commercial production in February 2025. We anticipate bringing additional CapFormer Systems online as part of our scale-up strategy with three additional lines expected to complete Factory Acceptance Testing on a rolling basis in Q2 and Q3 2025 and another three in Q4 2025 and Q1 2026.
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
Business Environment and Trends
Our business and financial performance depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory frameworks, and the dynamics of the global trade environment. We continue to observe market uncertainty, civil unrest, global sanctions, bank failures, inflationary pressures, supply constraints and labor shortages in the past few quarters, and potential and actual changes in tariffs and trade barriers on major trading partners of the US including Canada, Mexico, and European countries from which we source equipment to manufacture some of our products. In addition, several companies have announced products that may compete with our PET closures and biomass-derived chemicals and materials. These market dynamics, which we expect will continue into the foreseeable future, have and may continue to impact our business and financial results, including costs and revenues.
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
Basis of Presentation
We currently conduct our business through one operating segment and our historical results are reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. Dollars. Upon commencement of commercial operations, we expect to expand our operations substantially in the United States and in other countries and, as a result, we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Report.
Components of Results of Operations
We are in the relatively early stages of recognizing revenue and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.
Revenues
We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment. We generally procure, will produce, and sell product to be utilized in the manufacturing of finished products, for which we recognize revenue upon shipment. We purchase materials from various vendors and sell them to our customers for a moderate margin under our supply chain activation program as we establish the logistics and invoicing capabilities for our own products. Our service contracts generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize revenue as we satisfy the related performance obligations.
Cost of Revenues
Cost of revenues for product sales consists primarily of cost associated with the purchase of finished goods. Cost of revenues for service agreements is based on the actual cost incurred, which mainly consists of the direct cost from vendors and overhead costs such as payroll and benefit related to our employees who provide the services to customers.
Research and Development Expenses
To date, our research and development ("R&D") expenses have consisted primarily of development of a new manufacturing process for PET closures that is different from the injection and compression molding methods traditionally used for HDPE and polypropylene closures. Different closure formats have different geometries and technical needs, including tolerances to pressure and temperature. We are advancing the practice of thermoforming to meet the performance demands of closures. For our furanics technologies, including our biomass conversion platform, and related intermediates, we have been developing commercialization pathways focused on high-value applications. Our furanics development work has a characteristically longer development cycle than our closures R&D. Our R&D expenses also include personnel-related costs like stock-based compensation and professional fees.
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
Income Tax (Provision) Benefit
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

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations with respect to the items set forth in such table for the three months ended March 31, 2025 and 2024 together with the change in such items in dollars and as a percentage.

	Three Months Ended March 31,
(in thousands)	2025	2024	Variance $	Variance %
Revenues:
Products	$5,430	$6,822	$(1,392)	(20)%
Services	—	3	(3)	(100)%
Total revenues	5,430	6,825	(1,395)	(20)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,317	6,687	(1,370)	(20)%
Operating expenses:
Research and development	3,301	5,819	(2,518)	(43)%
General and administrative	10,111	10,005	106	1%
Depreciation and amortization	2,714	2,311	403	17%
Impairment of assets	16,610	—	16,610	100%
Total operating expenses	32,736	18,135	14,601	81%
Loss from operations	(32,623)	(17,997)	(14,626)	81%
Other income (expenses):
Investment income	1,206	1,864	(658)	(35)%
Interest expenses	(48)	(117)	69	(59)%
(Loss) gain in fair value of derivatives	(38)	296	(334)	(113)%
Gain in fair value of common stock warrants liability	2,778	649	2,129	328%
Gain in fair value of earnout liability	2,462	1,518	944	62%
Other expenses, net	(119)	(8)	(111)	1388%
Total other income, net	6,241	4,202	2,039	49%
Loss before income tax provision	(26,382)	(13,795)	(12,587)	91%
Income tax provision	(59)	(118)	59	(50)%
Net loss	$(26,441)	$(13,913)	$(12,528)	90%
Revenues
Revenues decreased $1.4 million, or 20%, during the three months ended March 31, 2025 compared to the same period in 2024. The decrease in product revenue is primarily due to the planned reduction in the Company's supply chain activation program.
Cost of Revenues
Cost of revenues decreased $1.4 million, or 20%, during the three months ended March 31, 2025 compared to the same period in 2024. The decrease is primarily attributable to the decrease in revenue associated with our supply chain activation program.
Research and Development Expenses
Research and development expenses decreased $2.5 million, or 43%, during the three months ended March 31, 2025 compared to the same period in 2024. The changes are mainly attributable to $1.2 million decrease in payroll expenses resulting from a reduction in headcount and $1.2 million decrease in facilities expenses.

Impairment of Assets
Impairment of assets increased $16.6 million, or 100%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase is comprised of the non-cash impairment loss of $16.6 million for the other long-term assets related to the agreement for conversion of materials produced by Origin 1 (see Note 16 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Report for additional details). On April 4, 2025, the Company entered and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and the take-or-pay agreement. As such, the Company recorded an impairment charge of $16.6 million to impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

We recognized an aggregate gain related to the changes in fair values of derivative, common stock warrant liability, and earnout liability of $5.2 million during the three months ended March 31, 2025 compared to an aggregate gain of $2.5 million during the same period in 2024. The aggregate gain related to the change in fair values increased $2.7 million. The increase in the gain related to the change in fair value of earnout liability of $0.9 million is the result of the revaluation of the earnout liability with the fair value of such liability decreasing significantly in the three months ended March 31, 2025 as compared to decreasing less during the same period in 2024. The $2.1 million increase in the gain related to the change in fair value of common stock warrant liability is the result of a significant decrease in the fair value of the common stock warrants in the three months ended March 31, 2025 as compared to a small decrease during the same period in 2024. The movement in these instruments’ fair values are driven by the price of our common stock. The decrease of $0.3 million in the loss from change in fair value of derivative was associated with our foreign currency exchange purchases or sales.
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

We define Adjusted EBITDA as net income or loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation, (ii) depreciation and amortization, (iii) impairment of assets, (iv) investment income, (v) interest expenses, (vi) change in fair value of derivatives, (vii) change in fair value of common stock warrants liability, (viii) change in fair value of earnout liability, (ix) other expenses, net and (x) income tax provision.
Reconciliation of GAAP net loss to non-GAAP adjusted EBITDA

	Three months ended March 31,
(in thousands)	2025	2024
Net loss	$(26,441)	$(13,913)
Stock-based compensation	2,289	2,781
Depreciation and amortization	2,714	2,311
Impairment of assets	16,610	—
Investment income	(1,206)	(1,864)
Interest expenses	48	117
Loss (gain) in fair value of derivatives	38	(296)
Gain in fair value of common stock warrants liability	(2,778)	(649)
Gain in fair value of earnout liability	(2,462)	(1,518)
Other expenses, net	119	8
Income tax provision	59	118
Adjusted EBITDA	$(11,010)	$(12,905)
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our operations principally from the sales and issuances of common stock, and governmental grant programs. We had $83.0 million in cash, cash equivalents, and marketable securities as of March 31, 2025, and we believe that this balance will be able to fund our planned operations for at least the twelve months following the filing of this Report. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds.
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

Indebtedness
As of March 31, 2025 and December 31, 2024, we had $14.4 million of indebtedness under a Canadian government program, of which zero and $8.1 million was received during the three months ended March 31, 2025 and 2024, respectively. Additionally, as of March 31, 2025, we had liability balances consisting of $1.7 million notes payable, long-term, $1.8 million notes payable, short-term, and less than $0.1 million of unpaid accrued interest recorded in other liabilities, current. As of December 31, 2024, we had liability balances consisting of $1.7 million notes payable, long-term, $3.8 million notes payable, short-term, $0.1 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, current.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provided for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. A repayment of $2.7 million was made during 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). As of each of March 31, 2025 and December 31, 2024 the outstanding note principal balance was $3.5 million of which $1.7 million was included in notes payable, long-term and $1.8 million was included in notes payable, short-term and the outstanding accrued interest of less than $0.1 million was included in other liabilities, current. In addition, the legacy stockholder has exercised its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016, as amended through February 2024. The agreement was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. The agreement bore an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (4.94% at December 31, 2024). The December 31, 2024, outstanding principal of $2.0 million was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current. The Company repaid the notes payable and accrued interest in February 2025.
Prepayments
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. In November 2024, the parties entered into a second memorandum of understanding providing for the return of the counterparty's first $2.5 million prepayment, termination of the prepayment agreement, and a waiver of each party's rights, claims, and demands associated with that agreement. As of December 31, 2024, the total amount outstanding under this agreement was $2.5 million which was included in other liabilities, current. The Company returned the prepayment on February 28, 2025.
Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following table shows a summary of cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(8,439)	$(16,735)
Net cash provided by investing activities	540	9,335
Net cash (used in) provided by financing activities	(4,542)	6,648
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(31)	1,023
Net (decrease) increase in cash and cash equivalents	$(12,472)	$271
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $8.4 million. Non-cash expenses recognized that were added back to the net loss of $26.4 million include $16.6 million impairment loss, $2.7 million depreciation and amortization, and $2.3 million stock-based compensation. Also, there were $1.4 million increase in accrued expenses. These adjustments were partially offset by the $2.8 million change in fair value of common stock warrants liability and $2.5 million change in fair value of earnout liability.

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
Cash Provided by Investing Activities
Net cash provided by investing activities was $0.5 million for the three months ended March 31, 2025, compared to net cash provided by investing activities of $9.3 million over the same period in 2024. The change was primarily related to the increase in purchases of property, plant and equipment of $5.1 million to scale up our PET closures business and a decrease in maturities of marketable securities of $8.2 million which was partially offset by the increase in net sales of marketable securities of $4.4 million to $2.4 million for the three months ended March 31, 2025 from net purchases of $2.0 million for the same period in 2024.
Cash (Used in ) Provided by Financing Activities
Net cash used in financing activities was $4.5 million for the three months ended March 31, 2025, compared to net cash provided by financing activities of $6.6 million over the same period in 2024. The $11.1 million change was primarily related to an increase of $3.0 million in payment of notes payable, short-term, offset by a decrease of $8.1 million in proceeds from Canadian Government Research and Development Program as the Company did not receive any funding in the current year..
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of March 31, 2025, consisted of:
•Operating lease liabilities that are included on our unaudited condensed consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space. Operating lease liabilities of $0.3 million are short term and the remaining $3.8 million is long-term.
•In the near-term, the Company anticipates making payments related to the repayment agreement associated with one of the notes payable. The remaining repayment in the amount of $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the associated Offtake Agreement. For additional information regarding this repayment, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
•Lastly, the operating cost of Origin 1 and our ongoing operating loss are expected to be funded through a combination of Company cash and marketable securities in addition to substantial project financing and government incentives.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•The revenue recognition from contracts with customers
•The impairment of long-lived assets

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
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “internal controls over financial reporting,” as such term is defined in Rule 13a-15(f) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, believe that our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, please see the description set forth in Note 16 “Commitments and Contingencies” in the notes to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.
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
•We have not yet produced any of our products in large commercial quantities and some of our products, like our PET closures, have never been made by anyone before. As a result, we have faced, and may continue to face challenges and delays in the design, production, launch, commercialization, and/or maintenance of those products.
•Construction of manufacturing lines for production of our PET closures, or of additional plants beyond Origin 1, may not be completed in a timely or cost-effective manner or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures and furanics technologies.
•We currently rely on, and plan to rely on, a limited number of manufacturing facilities to meet near-term customer demand for our PET closures and for our future intermediate chemical sales.
•We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
•Our industry is highly competitive, and we may lose market share to producers of products that can be substituted for our products, which may have an adverse effect on our results of operations and financial condition.
•Increases or fluctuations in the costs of our raw materials may adversely affect our cost structure.
•We are dependent on third-party suppliers and service providers, some of which are sole source suppliers, who may fail, and in some cases have failed, to deliver raw materials or equipment or fail to supply needed services at all or according to schedules, prices, quality, and volumes that are acceptable to us, or we may be unable to manage these supplies effectively.
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
•If we fail to maintain effective internal control over financial reporting, it may result in material misstatements of our unaudited condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on its liquidity.
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

Our business plan assumes we can secure substantial additional project financing which may be unavailable on favorable terms, if at all.
We expect to need substantial additional project financing in order to execute our growth strategy and expand our manufacturing capability to advance our PET closures and furanics technology. We have not yet secured all such project financing and may not in the future, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future manufacturing lines and plants may depend, in part, on our ability to first enter into customer agreements that demonstrate sufficient demand to justify such construction. If we are unable to obtain such financing, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
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
Risks Related to Our Operations and Industry
Some of our products have never been made by anyone before, and, as a result, we have experienced, and may continue to experience, significant delays or other obstacles in the design, production, launch and/or maintenance of our products, and we may be unable to successfully or timely commercialize those products, which could harm our business, financial condition, and results of operations.
Some of our products, like our PET closures, are brand new, and have never been made by anyone before. We face challenges inherent to commercializing such “never been done before” products based on a new material and design. We have experienced, and may continue to experience, design, manufacturing, quality, support, marketing and other challenges that could delay or prevent the development, commercialization or marketing of our products. In addition, we have invested and will continue to invest significant amounts in the design, production, launch and maintenance of our products, such as our PET closures and furanic intermediates. These products have never been successfully produced at large commercial scales. Developing our products is complex and involves uncertainties, including whether they will work as intended in the applications for which they are designed or at all, or whether they will deliver the performance and sustainability benefits that we believe differentiate our products from those with which they must compete. Moreover, for our PET closures product, customer qualification can take months, even for a single iteration, because the process is dynamic, can vary by customer, and requires multiple cycles of design, production, shipment, testing, gathering feedback, and design updates. Delays in any of stages of a qualification cycle can in turn delay our ability to earn revenue from our products.
Furthermore, the introduction of new products, such as our PET closures and furanic intermediates, requires us to manage the transition from existing/incumbent products, such as HDPE and polypropylene closures and the machines that apply them to packaging, in accordance with customer requirements. For example, products like our PET closures depend on the ability to operate with third-party systems such as capping machines, and these systems will not necessarily work with our products as well as they do with existing alternatives like HDPE or polypropylene closures. Furthermore, one bottling line can behave differently from another and, with larger customers operating hundreds of bottling lines in multiple regions, customer requirements can be demanding to ensure consistent performance of our closures across those lines and regions. If we fail to achieve and maintain compatibility with our customers’ infrastructure, the products with which our products will be used, and our customers' supply and distribution networks, then demand for our products will decline, reducing our revenue and market share, which could harm our business, financial condition and results of operations.
We also expect to introduce new products as we encounter changing customer and regulatory requirements, such as tethered caps to comply with European regulations, and increasing competitive pressures, including those from incumbent HDPE and polypropylene closure manufacturers and others trying to develop PET closures. If we cannot make and increase sales of our products, keep pace with technological and regulatory developments to meet customer needs, or compete with evolving standards, or if the technologies we invest in fail to meet customer needs or are not adopted by customers in the timeframes we expect, our financial condition and results of operations will be adversely affected.
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
Construction of manufacturing lines for production of our PET closures, or of additional plants beyond Origin 1, may not be completed in a timely manner or completed in a cost-effective manner, or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures and furanics technologies.
Our ability to satisfy our customer demand for PET closures and to implement our furanics technology platform depends, in part, on our ability to secure additional funding. We have not selected a site for any of our future planned furanics plants or many of our planned PET closures manufacturing lines. We may have difficulty finding sites with appropriate infrastructure and access to raw materials and skilled labor. With respect to future plants, we also do not have agreements with engineering, procurement or construction firms, or with some of the firms we expect to rely on for our PET closures supply chain. Consequently, we cannot predict on what terms such firms may agree to design and construct our future manufacturing facilities. Our business, financial condition, results of operations and prospects could be severely impacted, we may lose customers and customer demand, and we could face litigation if we are unable to construct these facilities and procure and set up our manufacturing lines within the planned timeframes, which are relevant to some of our customers' carbon reduction, sustainability, marketing, or other goals, or in a cost-effective manner, or at all due to a variety of factors. Such factors include, without limitation, a failure to acquire or lease property on which to build and operate our manufacturing facilities, tariffs and other trade limitations, travel and visa restrictions, imposed by or in response to the United States, a stoppage of construction as a result of epidemics, disruptions caused by global sanctions imposed against Russia following its military incursion into Ukraine, a major supplier of certain metals such as nickel used in materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, or issues with subcontractors or vendors, including payment disputes, which we have previously experienced.
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
Our operating plan assumes that we will rely on a limited number of manufacturing facilities to meet customer demand and that these facilities will supply most of our products until additional facilities can be brought online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our facilities' equipment may be costly to replace or repair, and our equipment supply chains may be disrupted in connection with potential changes in tariffs and trade barriers (such as those recently imposed on China, Canada, and Mexico by the United States, including a blanket 10% tariff on goods from Europe, which have recently begun impacting equipment we require for our CapFormer lines, as well as retaliatory tariffs and barriers imposed by those countries), pandemics, sanctions (such as those imposed against Russia following its military incursion into Ukraine), or other factors. In addition, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.

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
We currently have commercial arrangements with a limited number of customers from which we expect to derive a significant portion of near-term revenue. Our top two customers from product sales, in the aggregate, accounted for approximately 93% as of each of March 31, 2025 and December 31, 2024, of total accounts receivable outstanding balances and accounted for approximately 99% and 92% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Our business, results of operations, and financial condition may be harmed by the loss of one or more of our significant customers, a substantial reduction in their orders, their failure to enter into offtake agreements or purchase commitments that support necessary financing, or at all, or to purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate the agreements and/or pursue damages against us, which could harm our business.
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
•the price, performance (e.g., gas barrier, weight), and sustainability (e.g., carbon intensity, recyclability) of our products compared to competitive and alternative products, including petroleum-based plastics or incumbent HDPE and polypropylene closures, as well as similar products made by different methods such as PET closures made using injection or compression molding methods;

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
The commercial success of our closures business may be influenced by the price of incumbent HDPE or polypropylene, and of closures made from these materials, relative to the price of PET, and of closures made from this material, while commercial success of our furanics technology may be influenced by the price of petroleum relative to the price of non-fossil feedstocks like forest residues or old corrugated cardboard.
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
The price of raw materials may be impacted by external factors, including uncertainties associated with war, terrorist attacks, weather and natural disasters, potential changes in tariffs and trade barriers (such as those recently imposed on China, Canada, Mexico, and European countries by the United States as well as retaliatory tariffs and barriers imposed by those countries), health epidemics or pandemics (such as COVID-19), civil unrest, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, inflationary pressures, breakdown or degradation of transportation infrastructure used in the delivery of raw materials, changes in laws or regulations in any of the countries in which we have significant suppliers, or tariffs or other trade restrictions imposed on or by such countries.
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
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for production of our PET closures. We recently terminated our sole contract for conversion of chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications and, as such, would need to enter in a new contract for such services if we wish to procure or sell these downstream derivatives or applications. We have not yet secured agreements with our preferred (or the only) supplier of some inputs, equipment, and services, and we may be unable to do so on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. For example, certain of our suppliers have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. Locating our first CapFormers in the United States means we are subject to cost increases on the components used to make these systems, which predominantly come from Europe, due to tariffs imposed by the United States including a blanket 10% tariff on goods from European countries. We are likewise exposed to cost increases on the closures produced by our CapFormers due to retaliatory tariffs imposed by other countries in which we may sell those closures. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine including, for example, certain metals, like nickel, used in materials of construction.
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
In addition, we could grant exclusive rights to our collaborators that would prevent us from collaborating with others. Collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability. Our collaborators may own or co-own intellectual property covering products that result from our collaboration with them, depriving us of the exclusive right to develop or commercialize such intellectual property. For example, we currently co-own with one of our development partners intellectual property that is or may be used in the production of our PET closures. Disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations.
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
We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. In addition, our customers are subject to product liability claims, and could seek indemnification or contribution from us. A successful product liability claim or series of claims against us could adversely impact the specialty chemicals or closures industries, our reputation or our financial condition or results of operations. Product liability insurance may not be available to us on commercially acceptable terms, or at all. Even if such insurance is available, product liability or other claims may exceed our insurance coverage limits. A successful product liability claim that exceeds our insurance coverage limits, for which we are not otherwise indemnified, could require us to pay substantial sums and could harm our business, financial condition or results of operations.
Climate change may impact the availability of our facilities and, in addition, we may incur substantial costs to comply with climate change legislation and related regulatory initiatives.
Changing weather patterns and the increase in frequency of severe storms such as hurricanes and tornadoes could cause disruptions or the complete loss of our facilities or delay the construction of future facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. Climate change may also negatively impact our labor force by, for example, reducing the hours during which construction or other outdoor work can be performed safely in extreme hit or under conditions of poor air quality. In addition, climate change may negatively impact the availability of our feedstock, for example, by increasing the prevalence of certain pests harmful to the growth or quality of the biomass we use in our processes to produce Furanic Intermediates. The effects of climate change can not only adversely impact our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations and financial condition. Any governmental efforts to dismantle or defund federal agencies and projects aimed at monitoring and mitigating climate change may also adversely impact our ability to prepare for the impacts of climate change on our business, results of operations, and financial condition.

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic, the imposition of tariffs on virtually all countries with which the United States trades and those countries' retaliatory tariffs, or the global sanctions imposed against Russia following its military intervention in Ukraine, or inflation in fuel costs resulting from regional instability due to Israel's military action in Gaza, the West Bank, and Lebanon, or Saudi Arabia's and the United States' military intervention in Yemen and retaliatory attacks on civilian shipping by Houthi rebels, could result in a variety of risks to our business, including our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. See also "Risks Related to Government Regulation."
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
Accordingly, our operations are subject to environmental, health and safety laws and regulations at the international, national, state and local level in multiple jurisdictions. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management and disposal, occupational health and safety, including dust and noise control, site remediation programs and chemical use and management. Many of these laws and regulations have become more stringent over time and the costs of compliance with these requirements may increase, including costs associated with any necessary capital investments. In addition, Health and Human Services Secretary Kennedy has directed the US Food and Drug Administration to explore rule making that could eliminate a pathway for companies to self-affirm food ingredients are safe. If implemented, such a rule could make it more difficult for us to timely or cost-effectively bring products like our PET closures to market, which could adversely affect our business and results of operations.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated to date have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed, depending on the extent of such tariffs, they could have a material impact on our operating results. For example, the President indicated during his campaign that he would seek to impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blank tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, the President issued an Executive Order imposing tariffs on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods, some of which have now come into effect. These and other potential tariffs and trade restrictions, including a blanket 10% tariff on goods from European countries, have begun to increase the cost of components used with our CapFormers, many of which currently are derived from European suppliers. While the tariff-related cost increases we have experienced have been minimal to date, they may become substantial. Tariffs and trade restrictions could significantly increase the costs of our CapFormers, the components and raw materials we use with them, and the prices of our products or those of our customers with which our products are used. This, in turn, could reduce demand for such products, or reduce our, or our customers’ margins, and adversely impact our, or their revenues, financial results, and ability to service debt.
We import many components for our CapFormer systems from countries in Europe and a 10% to 20% tariff on imports of such components would increase the cost of CapFormers, adversely impacting our business, results of operations, financial condition and cash flows. For example, the cost of a replacement for one of the components used in our CapFormer systems has increased 10% due to tariffs on European imports. Similarly, we currently have manufacturing operations in Canada to produce Furanic Intermediates, a 25% tariff on all imports from Canada would increase the cost of our Furanic Intermediates manufactured in Canada, which could and adversely impact our business, results of operations, financial condition and cash flows.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
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
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
We are subject to ESG risks, including in relation to our counterparties, which may adversely affect our reputation and ability to retain employees and customers.
Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices and reporting, both in the United States and internationally, including risks related to climate, workforce and other sensitive matters. To the extent we share information about our ESG practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Further, we may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on ESG, political, public policy, economic, geopolitical, or other sensitive issues. Any perceived lack of transparency about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us.
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
We may not realize the expected benefits from our September 2024 workforce reduction, and it could result in total costs and expenses that are greater than expected and could disrupt our business.
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
If we fail to maintain effective internal control over financial reporting, it may result in material misstatements of our unaudited condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.
If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
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
In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation, including the matter in which we are currently involved, could result in substantial costs and divert our management’s attention and resources, which could materially adversely affect us.

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
•profitability of our products;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, such as inflation and increasing interest rates, tariffs and other trade restrictions, which may increase the risk of a potential recession;
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

We have failed, and may continue to fail, to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on its liquidity.
Our common stock and the public warrants that were issued in connection with Artius’ initial public offering (the “Public Warrants”) are currently listed on Nasdaq. If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to delist our common stock. The per share price of our common stock has declined below the minimum bid price threshold required for continued listing. On April 7, 2025, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq, notifying us that, for the last 31 consecutive business days, the closing bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Company has 180 calendar days, or until October 6, 2025, to regain compliance with the minimum bid price requirement. If our common stock does not achieve compliance with the minimum bid price requirement by October 6, 2025, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Staff to a Hearings Panel. There can be no assurance that we will regain compliance with the minimum bid price requirement or be successful in maintaining our listing of our common stock on the Nasdaq Capital Market.
There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, even if we regain compliance, we may not be able to sustain compliance with Rule 5550(a)(2) in the long term. A failure to meet the requirements of the listing standards of Nasdaq may result in additional deficiency letters in the future. Any potential delisting of our common stock from the Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our common stock from the Nasdaq would also make it more difficult for our stockholders to sell our common stock.
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
We may issue additional shares of common stock or other equity securities without shareholder approval, which would dilute shareholders’ ownership interests and may depress the market price of our common stock.
As of March 31, 2025 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of common stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our common stock as Earnout Shares. In addition, pursuant to the 2021 Equity Incentive Plan and the ESPP, we may issue an aggregate of up to 36,392,293 shares of common stock, which amount is subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: May 15, 2025	By:	/s/ John Bissell
John Bissell
Chief Executive Officer

Date: May 15, 2025	By:	/s/ Matt Plavan
Matt Plavan
Chief Financial Officer and Chief Operating Officer