Form 10-Q
period 2025-06-30
Origin Materials, Inc.
filed 2025-08-14
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding was 149,898,813, as of August 8, 2025.

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

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$35,295	$56,307
Marketable securities	34,106	46,613
Accounts receivable net of allowance for credit losses of $1,269 and $1,230, respectively	17,888	19,179
Other receivables	2,661	2,526
Inventory	687	866
Prepaid expenses and other current assets	1,833	2,401
Land held for sale	9,114	11,282
Total current assets	101,584	139,174
Property, plant, and equipment, net	229,068	203,919
Operating lease right-of-use asset	3,357	3,735
Intangible assets, net	60	73
Deferred tax assets	496	621
Other long-term assets	13,812	30,505
Total assets	$348,377	$378,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,083	$2,921
Accrued expenses	11,351	2,779
Operating lease liabilities, current	336	323
Notes payable, short-term	1,730	3,772
Other liabilities, current	441	2,754
Total current liabilities	15,941	12,549
Earnout liability	24	2,486
Canadian Government Research and Development Program liability	15,132	14,399
Common stock warrants liability	681	4,566
Notes payable, long-term	1,730	1,730
Operating lease liabilities	3,689	3,858
Other liabilities, long-term	54	74
Total liabilities	37,251	39,662

(In thousands, except share and per share data)	June 30, 2025 (Unaudited)	December 31, 2024
Commitments and contingencies (See Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 150,173,853 and 148,574,227, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (including 3,000,000 of Sponsor Vesting Shares)	15	15
Additional paid-in capital	397,812	393,186
Accumulated deficit	(77,315)	(38,127)
Accumulated other comprehensive loss	(9,386)	(16,709)
Total stockholders’ equity	311,126	338,365
Total liabilities and stockholders’ equity	$348,377	$378,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Products	$5,813	$7,033	$11,243	$13,855
Services	—	—	—	3
Total revenues	5,813	7,033	11,243	13,858
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,631	6,826	10,948	13,513
Operating expenses:
Research and development	3,278	4,392	6,579	10,211
General and administrative	9,088	11,259	19,199	21,264
Depreciation and amortization	2,782	2,813	5,496	5,124
Impairment of assets	—	—	16,610	—
Total operating expenses	15,148	18,464	47,884	36,599
Loss from operations	(14,966)	(18,257)	(47,589)	(36,254)
Other income (expenses):
Investment income	1,129	1,838	2,335	3,702
Interest expenses	(31)	(110)	(79)	(227)
Gain (loss) in fair value of derivatives	6	(16)	(32)	280
Gain (loss) in fair value of common stock warrants liability	1,107	(1,277)	3,885	(628)
Gain (loss) in fair value of earnout liability	—	(978)	2,462	540
Other income (expenses), net	128	(645)	9	(653)
Total other income (expenses), net	2,339	(1,188)	8,580	3,014
Loss before income tax provision	(12,627)	(19,445)	(39,009)	(33,240)
Income tax provision	(120)	(54)	(179)	(172)
Net loss	$(12,747)	$(19,499)	$(39,188)	$(33,412)
Other comprehensive income (loss):
Unrealized gain on marketable securities	$224	$950	$383	$1,520
Foreign currency translation adjustment	6,704	(1,691)	6,940	(5,535)
Total other comprehensive income (loss)	6,928	(741)	7,323	(4,015)
Total comprehensive loss	$(5,819)	$(20,240)	$(31,865)	$(37,427)
Net loss per share, basic	$(0.09)	$(0.14)	$(0.27)	$(0.23)
Net loss per share, diluted	$(0.09)	$(0.14)	$(0.27)	$(0.23)
Weighted-average common shares outstanding, basic	147,811,114	143,004,474	147,071,137	142,398,476
Weighted-average common shares outstanding, diluted	147,811,114	143,004,474	147,071,137	142,398,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount
Balance at December 31, 2023	145,706,531	$15	$382,854	$45,570	$(5,932)	$422,507
Common stock issued upon exercise of stock options	585,760	—	83	—	—	83
Vested common stock awards	212,633	—	—	—	—	—
Stock-based compensation	—	—	2,781	—	—	2,781
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive loss	—	—	—	—	(3,274)	(3,274)
Balance at March 31, 2024	146,504,924	15	385,718	31,657	(9,206)	408,184
Common stock issued upon exercise of stock options	499,365	—	158	—	—	158
Vested common stock awards	206,049	—	—	—	—	—
Stock-based compensation	—	—	2,536	—	—	2,536
Net loss	—	—	—	(19,499)	—	(19,499)
Other comprehensive loss	—	—	—	—	(741)	(741)
Balance at June 30, 2024	147,210,338	$15	$388,412	$12,158	$(9,947)	$390,638

				Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2024	148,574,227	$15	$393,186	$(38,127)	$(16,709)	$338,365
Common stock issued upon exercise of stock options	2,116	—	—	—	—	—
Vested common stock awards	930,333	—	—	—	—	—
Stock-based compensation	—	—	2,289	—	—	2,289
Net loss	—	—	—	(26,441)	—	(26,441)
Other comprehensive income	—	—	—	—	395	395
Balance at March 31, 2025	149,506,676	15	395,475	(64,568)	(16,314)	314,608
Common stock issued upon exercise of stock options	185,745	—	57	—	—	57
Vested common stock awards	481,432	—	—	—	—	—
Stock-based compensation	—	—	2,280	—	—	2,280
Net loss	—	—	—	(12,747)	—	(12,747)
Other comprehensive income	—	—	—	—	6,928	6,928
Balance at June 30, 2025	150,173,853	$15	$397,812	$(77,315)	$(9,386)	$311,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(39,188)	$(33,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,496	5,124
Provision for credit losses	39	730
Stock-based compensation	4,569	5,317
Impairment of assets	16,610	—
Realized loss (gain) on marketable securities	7	(64)
Amortization of premium and discount of marketable securities, net	(49)	(24)
Change in fair value of derivative	32	(280)
Change in fair value of common stock warrants liability	(3,885)	628
Change in fair value of earnout liability	(2,462)	(540)
Deferred tax provision	125	150
Other non-cash expenses	221	304
Changes in operating assets and liabilities:
Accounts receivable net and other receivables	1,116	(1,168)
Inventory	178	(145)
Prepaid expenses and other current assets	554	168
Other long-term assets	83	(4,925)
Accounts payable	86	418
Accrued expenses	744	(3,256)
Operating lease liability	(160)	(221)
Other liabilities, current	171	(478)
Other liabilities, long-term	(20)	(23)
Net cash used in operating activities	(15,733)	(31,697)
Cash flows from investing activities
Purchases of property, plant, and equipment	(15,710)	(2,575)
Proceeds from land held for sale	2,117	—
Purchases of marketable securities	(655,732)	(826,682)
Sales of marketable securities	658,639	805,285
Maturities of marketable securities	10,021	26,177
Net cash (used in) provided by investing activities	(665)	2,205
Cash flows from financing activities
Payment of notes payable	(4,542)	(1,532)
Proceeds from Canadian Government Research and Development Program	—	8,097
Proceeds from exercise of stock options	57	241
Net cash (used in) provided by financing activities	(4,485)	6,806
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(129)	2,868
Net decrease in cash and cash equivalents	(21,012)	(19,818)
Cash and cash equivalents beginning of the period	56,307	75,502
Cash and cash equivalents end of the period	$35,295	$55,684
Supplemental disclosure of cash flow information
Purchases of fixed assets included in accounts payable and accrued expenses	$8,212	$428
Cash paid during the period:
Income taxes payment	$26	$7
Interest payment	$50	$646
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
The Company achieved the mechanical completion of its first furanics manufacturing plant in Ontario, Canada (“Origin 1”). The plant is currently operating on demand for long lead time production with reduced staffing, while preserving Origin's ability to generate product at small volumes sufficient to explore scale-up with strategic partners.
Liquidity, capital resources, and going concern
As reflected in the unaudited condensed consolidated financial statements, the Company had $69.4 million in cash, cash equivalents, and marketable securities as of June 30, 2025. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $77.3 million as of June 30, 2025. The Company has incurred a net loss of $12.7 million and $39.2 million for the three and six months ended June 30, 2025, respectively, and net cash used in operating activities was $15.7 million for the six months ended June 30, 2025. The Company expects to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued.
The Company is evaluating additional strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining funding through equity, equity-linked, and/or debt securities, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or other capital sources and/or strategic transactions. The Company may also enter into additional strategic partnerships to finance the development of its closures manufacturing lines. The Company has not yet secured additional financing and there can be no assurance that it will be able to obtain any sources of financing on a timely basis, on acceptable terms, or at all.
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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
Unaudited Condensed Consolidated Financial Statements
The December 31, 2024 unaudited condensed consolidated balance sheet was derived from the annual audited consolidated financial statements included in the Company's Form 10-K as filed with the SEC on March 13, 2025 (the “Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the notes to such unaudited condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
The Company records the provision for credit losses within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss, up to the amount of total outstanding accounts receivable to date. Our top two customers from product sales, in the aggregate, accounted for approximately 92% and 93% of total accounts receivable outstanding balances as of June 30, 2025 and December 31, 2024, respectively, and accounted for approximately 100% of total revenue for each of the three and six months ended June 30, 2025, and 90% and 91% of total revenue for the three and six months ended June 30, 2024, respectively.
Accounts Receivable Net
Accounts receivable net consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$19,157	$20,409
Allowance for credit losses	(1,269)	(1,230)
Accounts receivable net	$17,888	$19,179
Accounts receivable balance of $17.9 million at June 30, 2025, is comprised of receivables associated with the Company’s legacy supply chain activation program being wound down in 2025.
Inventory
Inventory consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$646	$827
Spare parts	41	39
Total	$687	$866
Intangible Assets
Intangible assets consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Patents	$381	$381
Less accumulated amortization	(321)	(308)
Total intangible assets	$60	$73
The weighted average remaining useful life of the patents was 3.08 years as of June 30, 2025. For the three and six months ended June 30, 2025 and 2024, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.

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
During the six months ended June 30, 2025, the Company determined that indicators of impairment existed for the other long-term assets related to the agreement for materials conversion produced by Origin 1 into certain derivatives (see Note 16 for additional details). On April 4, 2025, the Company entered into and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and future commitment under the take-or-pay agreement. As such, the Company recorded an impairment charge of $16.6 million to impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2025.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of common stock at an exercise price of at $11.50 per share. As of June 30, 2025, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants through June 30, 2025.
The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the gain (loss) in fair value of common stock warrants liability within the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.

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

Reclassification
Certain amounts on the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2024 have been condensed to conform with the current presentation for the six months ended June 30, 2025.
3.Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance should be applied on a prospective basis; however, a retrospective application is permitted. The standard became effective on January 1, 2025 and will be effective for the Company for annual periods beginning after December 15, 2024. Accordingly, the standard will be adopted for the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of the standard will not have any material impact on the Company’s financial position, results of operations or cash flows, other than additional disclosures, which will be included in the Company's annual consolidated financial statements for the year ending December 31, 2025.
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
The Company did not receive payment before the provision of services during the three and six months ended June 30, 2025 and 2024. Therefore, deferred revenue was zero.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,359	$—	$—	$21,359
Marketable securities	—	34,106	—	34,106
Total fair value	$21,359	$34,106	$—	$55,465
Liabilities:
Common stock warrants (Public)	$464	$—	$—	$464
Common stock warrants (Private Placement)	—	217	—	217
Earnout liability	—	—	24	24
Derivative liability	—	17	—	17
Total fair value	$464	$234	$24	$722

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,953	$—	$—	$46,953
Marketable securities	—	46,613	—	46,613
Derivative asset	—	15	—	15
Total fair value	$46,953	$46,628	$—	$93,581
Liabilities:
Common stock warrants (Public)	$3,108	$—	$—	$3,108
Common stock warrants (Private Placement)	—	1,458	—	1,458
Earnout liability	—	—	2,486	2,486
Total fair value	$3,108	$1,458	$2,486	$7,052

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
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9 for additional details). A gain of zero and $2.5 million during the three and six months ended June 30, 2025, respectively, and a loss of $1.0 million and a gain of $0.5 million during the three and six months ended June 30, 2024, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss in the gain (loss) in fair value of earnout liability.
The following table summarizes the activities for the earnout liability during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$24	$265	$2,486	$1,783
(Gain) loss in fair value of earnout liability	—	978	(2,462)	(540)
Balance at end of period	$24	$1,243	$24	$1,243

As of June 30, 2025 and December 31, 2024, the carrying values of accounts receivable and unbilled receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. We have determined the fair value of notes payable and Canadian government research and development program liability approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarizes the marketable securities by major security type as follows:

	As of June 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$2,871	$14	$—	$2,885
Asset-backed securities	30,637	141	(1,025)	29,753
U.S. government and agency securities	1,484	—	(16)	1,468
Total marketable securities	$34,992	$155	$(1,041)	$34,106

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,741	$30	$—	$3,771
Asset-backed securities	36,309	39	(1,349)	34,999
U.S. government and agency securities	7,829	14	—	7,843
Total marketable securities	$47,879	$83	$(1,349)	$46,613

The realized gains and losses are included in other income (expenses), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
We sold marketable securities for proceeds of $658.6 million and $805.3 million during the six months ended June 30, 2025 and 2024, respectively. As a result of those sales, we realized a gain of $0.1 million and a loss of less than $0.1 million during the three and six months ended June 30, 2025, respectively, and a gain of $0.1 million during each of the three and six months ended June 30, 2024. We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $18.8 million and $26.6 million as of June 30, 2025 and December 31, 2024, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of June 30, 2025
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$799	$1,385	$701	$2,885
Asset-backed securities	—	—	29,753	29,753
U.S. government and agency securities	—	—	1,468	1,468
Total marketable securities	$799	$1,385	$31,922	$34,106

	As of December 31, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$—	$2,869	$902	$3,771
Asset-backed securities	—	—	34,999	34,999
U.S. government and agency securities	5,984	—	1,859	7,843
Total marketable securities	$5,984	$2,869	$37,760	$46,613
Derivative Assets and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a net loss of less than $0.1 million during each of the three and six months ended June 30, 2025, and a loss of less than $0.1 million and a net gain of $0.3 million during the three and six months ended June 30, 2024, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of June 30, 2025 and December 31, 2024 was $3.1 million and $1.2 million, respectively.

6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Land	$56	$56
Land improvements and infrastructure	61,428	58,452
Manufacturing equipment and pilot plant	116,382	111,053
Computer equipment and software	2,762	2,726
Lab equipment	3,627	3,496
Furniture, fixtures, and machinery	390	372
Leasehold improvements	4,767	4,765
Total	189,412	180,920
Less accumulated depreciation and amortization	(23,475)	(17,332)
Construction in process	63,131	40,331
Total property, plant, and equipment, net	$229,068	$203,919
The depreciation and amortization expense totaled $2.8 million and $5.5 million during the three and six months ended June 30, 2025, respectively, and $2.8 million and $5.1 million during the three and six months ended June 30, 2024, respectively.
7.Notes Payable
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provides for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. A repayment of $2.7 million was made during 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). As of each of June 30, 2025 and December 31, 2024, the outstanding note principal balance was $3.5 million of which $1.7 million was included in notes payable, long-term and $1.8 million was included in notes payable, short-term and the outstanding accrued interest of $0.1 million was included in other liabilities, current. In addition, the legacy stockholder has exercised its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016, as amended through February 2024. The agreement was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. The agreement bore an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (4.94% at December 31, 2024). The outstanding principal was zero as of June 30, 2025, and the outstanding principal of $2.0 million at December 31, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current.
8.Other Liabilities
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. In November 2024, the parties entered into a second memorandum of understanding providing for the return of the counterparty's first $2.5 million prepayment, termination of the prepayment agreement, and a waiver of each party's rights, claims, and demands associated with that agreement. As of June 30, 2025 the outstanding amount was zero, and the total amount outstanding under this agreement as of December 31, 2024 was $2.5 million which was included in other liabilities, current.

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
A Sponsor Letter Agreement was delivered in connection with the Merger such that 4,500,000 of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject to forfeiture based on the same vesting requirements as the Earnout Shares. The first and second Triggering Events were not met by the respective June 25, 2024 and June 25, 2025 deadlines, and the number of Plan Sponsor Shares valued in the Earnout Liability balance were reduced accordingly. The 1,500,000 shares that expired on June 25, 2025 were cancelled on July 1, 2025. The remaining 1,500,000 shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 100% and 136%, and interest rate of 3.92% and 4.12% at June 30, 2025 and December 31, 2024, respectively.
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

The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the following repayment ceiling formula. Once begun, repayments will be paid annually by April of each year through March 31, 2037. Payments will be determined by a formula of the funded amount based on the fiscal year gross business revenue, as defined in the R&D Agreement. The Company received zero during each of the three and six months ended June 30, 2025, and zero and $8.1 million during the three and six months ended June 30, 2024, respectively, related to the eligible expenditures incurred before March 31, 2023.
11.Common Stock Warrants
As of June 30, 2025 and December 31, 2024 there are 35,476,627 warrants outstanding.
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
Simultaneously with Artius’s initial public offering, Artius consummated a private placement of 11,326,667 Private Placement Warrants with the Sponsor. The Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrant expires on June 25, 2026 or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that: (1) the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Public Shares (or any successor securities thereto) equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which Artius completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Artius’s Public Shareholders having the right to exchange their Public Shares (or any successor securities thereto) for cash, securities or other property, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except if the reference value equals or exceeds $10.00 and is less than $18.00 (as described above), so long as they are held by the initial purchasers or their permitted transferees, and (3) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the unaudited condensed consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured at each reporting period (see Note 5 for additional details), and a gain of $1.1 million and $3.9 million during the three and six months ended June 30, 2025, respectively, and a loss of $1.3 million and $0.6 million during the three and six months ended June 30, 2024, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss.
12.Stockholders’ Equity
Common Stock
Holders of the common stock are entitled to dividends when, as, and if, declared by the board of directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2025, the Company had not declared any dividends. The holder of each share of common stock is entitled to one vote.

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
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of common stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted common stock on December 31 of the preceding year unless our Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted common stock on December 31 of the preceding year. As of December 31, 2024, the number of shares available for issuance under the 2021 Equity Incentive Plan was 30,040,212. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 712,137 shares pursuant to the 2021 Equity Incentive Plan’s “evergreen” provision to a total of 30,752,349 shares. As of June 30, 2025, there were 5,043,216 shares available for grant.

The following tables summarize stock option activity under the Stock Plans for the period ended June 30, 2025:

(In thousands, except for share and per share amounts)	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance as of December 31, 2024	3,917,974	$0.17	5.52
Exercised	(2,116)	0.14
Expired	(1,058)	1.21
Balance as of March 31, 2025	3,914,800	0.16	5.27
Exercised	(185,745)	0.31
Balance as of June 30, 2025	3,729,055	$0.16	5.20
Vested and expected to vest at June 30, 2025	3,729,055	$0.16	5.20	$1,244
Vested and exercisable at June 30, 2025	2,670,818	$0.16	5.14	$880
The total intrinsic value of the options exercised was less than $0.1 million during each of the three and six months ended June 30, 2025, and $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of June 30, 2025, the Company had stock-based compensation of less than $0.1 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 5.3 years.
The following table summarizes the RSU award activity for the period ended June 30, 2025:

	Unvested outstanding	Weighted-average grant date fair value	Vested-deferred outstanding	Weighted-average grant date fair value	Total
Balance at December 31, 2024	13,432,980	$1.23	706,830	$1.23	14,139,810
Granted - RSU awards	488,670	0.79	—	—	488,670
RSU awards vested and converted to shares	(265,201)	1.01	(513,342)	2.26	(778,543)
RSU awards vested and deferred	(407,548)	1.01	407,548	1.01	—
Forfeited - RSU awards	(169,801)	1.50	—	—	(169,801)
Balance at March 31, 2025	13,079,100	1.22	601,036	1.22	13,680,136
Granted - RSU awards	1,326,070	0.64	—	—	1,326,070
RSU awards vested and converted to shares	(449,561)	1.39	(31,871)	1.39	(481,432)
RSU awards vested and deferred	(392,794)	1.39	392,794	1.39	—
Forfeited - RSU awards	(27,770)	1.03	—	—	(27,770)
Balance at June 30, 2025	13,535,045	$1.15	961,959	$1.15	14,497,004
The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of common stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $0.5 million and $0.9 million during the three and six months ended June 30, 2025, respectively, and $1.3 million and $1.4 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025 the unvested-deferred outstanding balance of 961,959 RSU awards has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company.
The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $11.2 million as of June 30, 2025, which is expected to be recognized over an estimated weighted average period of 1.3 years.

The following table summarizes the PSU award activity for the period ended June 30, 2025:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2024	1,590,227	$5.33
Granted - PSU awards	785,227	0.84
PSU awards vested and converted to shares	(151,790)	0.93
Forfeited - PSU awards	(99,409)	6.81
Unvested balance at March 31, 2025	2,124,255	3.98
Forfeited - PSU awards	(172,467)	3.98
Unvested balance at June 30, 2025	1,951,788	$3.69
The performance conditions for the PSU awards granted in 2023 and 2025 were met, therefore PSU stock-based compensation expense of $27.5 thousand and $99.8 thousand was recorded during the three and six months ended June 30, 2025, respectively, and $26.4 thousand and $54.0 thousand during the three and six months ended June 30, 2024, respectively. The performance conditions for the remaining outstanding PSU awards granted in 2021 were not probable of being met, therefore no PSU stock-based compensation expense was recorded for such awards during the three and six months ended June 30, 2025 and 2024. Also, there were 391,575 PSU stock awards vested during 2022 but deferred based on the policy. The maximum amount of stock-based compensation expense for the unvested PSU awards, assuming maximum performance, is $7.2 million. Total remaining stock-based compensation expense for PSU awards will be recognized over the requisite service periods once the performance-based conditions are met or deemed to be probable.
During the three and six months ended June 30, 2025, stock-based compensation expense of $1.7 million and $3.5 million, respectively, was recognized in general and administrative expenses, and $0.5 million and $1.1 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, stock-based compensation expense of $2.0 million and $4.1 million, respectively, was recognized in general and administrative expenses, and $0.6 million and $1.2 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
13.Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) for purposes of making decisions regarding resource allocation and evaluating financial performance. As of the year ended June 30, 2025, the Company has determined that its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer are the CODMs. The CODMs review the unaudited condensed consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole as the Company is still in an early stage of business. The Company does not distinguish between markets or segments for the purpose of internal reporting. Accordingly, the Company has determined that it operates in a single operating and single reportable segment at the consolidated entity level. The CODMs use net loss and loss from operations as the key performance measures to make key operating decisions.
Revenues are based on the location where services are provided and products are sold. All of the Company’s revenues are attributable to the U.S. for the periods presented. Reported segment net loss and loss from operations for the Company’s single reportable segment are shown in the unaudited condensed consolidated statements of operations and comprehensive loss.
The following table presents the significant segment expenses that are regularly provided to the CODMs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total revenues	$5,813	$7,033	$11,243	$13,858
Cost of revenue	5,631	6,826	10,948	13,513
Operating expenses:
Personnel Expenses	4,603	5,662	9,265	11,728
Other Expenses	7,763	9,989	16,513	19,747
Depreciation and amortization	2,782	2,813	5,496	5,124
Impairment of assets	—	—	16,610	—
Total operating expenses	15,148	18,464	47,884	36,599
Loss from operations	$(14,966)	$(18,257)	$(47,589)	$(36,254)
The personnel expenses represent payroll expenses excluding stock-based compensation. The other expenses represent research and development excluding personnel expenses, and general and administrative excluding personnel expenses.

Long-lived assets (excluding deferred tax assets) by geography
(in thousands)	June 30, 2025	December 31, 2024
United States	$86,727	$82,530
Non United States	159,570	155,702
Total	$246,297	$238,232
14.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of less than $0.2 million during each of the three and six months ended June 30, 2025, and less than $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively, related to foreign income taxes in Canada. Other than Canadian income taxes, there is no provision for income taxes because the U.S. Company has incurred operating losses since inception. The Company’s effective income tax rate was 0.95% and 0.46% for the three and six months ended June 30, 2025, respectively, and 0.28% and 0.52% during the three and six months ended June 30, 2024, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S.
15.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. Our operating leases have remaining lease terms of one to nine years.
16.    Commitments and Contingencies
Commitments
The Company entered into multiple purchase agreements with various vendors to purchase equipment to fulfill a near-term demand for our PET closures during 2024. Pursuant to the agreements, the Company committed to purchase the equipment with installment payments. The Company made payments totaling $27.1 million through June 30, 2025, and has recorded the amount in property, plant, and equipment, net on the unaudited condensed consolidated balance sheets. The Company is obligated to make additional payments toward the remaining balances of up to approximately $22.4 million subject to the achievement of certain milestones.

In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly, the Company was obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $16.6 million to the counterparty as of December 31, 2024, which is included in the foregoing aggregate total, and the agreement provided for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The Company recorded the advance payments in other long-term assets on the consolidated balance sheets. On April 4, 2025, the Company entered and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and future commitment under the take-or-pay agreement. The Company also paid an additional $0.4 million to the counterparty in April 2025 for capital expenses in connection with the agreement. As such, the Company recorded an impairment charge of $16.6 million to impairment of assets and $0.4 million in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2025.
In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable $5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional nonrefundable payment of $7.9 million during 2023 and may make additional payments depending on the achievement of certain milestones. The total payment of $12.9 million is included in other long-term assets on the unaudited condensed consolidated balance sheets. The Company also entered into a conditional offtake agreement under which, subject to certain conditions being met, the licensor was to supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications. In July 2025, the Company terminated the conditional offtake agreement and entered into an umbrella sale and purchase agreement with the licensor, which does not contain any minimum purchase volumes.
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company manufactures specific products at Origin 1 based on the patents and sells those products, the Company would pay a royalty up to a cumulative $0.5 million. Thereafter, no further payments will be due for any production at Origin 1. If production of products based on the licensed patents occurs at other facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per such facility. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. No payments have been made under this agreement through June 30, 2025.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. There were zero and $0.1 million payments for the annual royalties made during the three and six months ended June 30, 2025, respectively, and $0.1 million made during the three and six months ended June 30, 2024.
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

(In thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders—Basic	$(12,747)	$(19,499)	$(39,188)	$(33,412)
Net loss attributable to common stockholders—Diluted	$(12,747)	$(19,499)	$(39,188)	$(33,412)
Denominator:
Weighted-average common shares outstanding—Basic (1)	147,811,114	143,004,474	147,071,137	142,398,476
Weighted-average common shares outstanding—Diluted (1)	147,811,114	143,004,474	147,071,137	142,398,476

Net loss per share—Basic	$(0.09)	$(0.14)	$(0.27)	$(0.23)
Net loss per share—Diluted	$(0.09)	$(0.14)	$(0.27)	$(0.23)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 3,000,000 shares for each of the three and six months ended June 30, 2025 and 4,500,000 shares for each of the three and six months ended June 30, 2024.

Diluted net loss per share reflects the potential dilution of securities that could dilute share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net loss per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	1,058,231	1,481,531	1,058,231	1,481,531
Performance-based stock awards	1,951,788	1,780,168	1,951,788	1,780,168
Earnout shares	25,000,000	25,000,000	25,000,000	25,000,000
Sponsor Vesting Shares	3,000,000	4,500,000	3,000,000	4,500,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	2,670,824	2,881,767	2,670,824	2,881,767
Warrants to purchase common stock	35,476,627	35,476,627	35,476,627	35,476,627
RSU awards	13,535,045	11,311,784	13,535,045	11,311,784

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•the Company’s estimates regarding the sufficiency of its cash resources and our expenses, capital requirements and need for substantial additional financing, and its ability to obtain the substantial additional financing that it needs to support its operations and to continue to operate as a going concern;
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
Our first Origin CapFormer System, a PET closure manufacturing system, successfully completed its FAT, which involves a series of tests performed on the system to ensure that the system meets the requirements and functions as intended, in September 2024. Since September 2024, our CapFormer System has produced caps for commercial qualification and has been delivered to our operations and manufacturing center in Reed City, Michigan, where it commenced production in February 2025. We anticipate bringing additional CapFormer Systems online as part of our scale-up strategy with our second CapFormer System having completed Factory Acceptance Testing in July, 2025, and four additional lines expected to complete Factory Acceptance Testing on a rolling basis through Q4 of 2025, and another two in the second half of 2026.
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
Exploring Strategic Alternatives
We believe it is prudent to explore strategic arrangements that could help the Company to accelerate value creation from our technology for the benefit of our shareholders. Some of these arrangements leverage potential synergies with partners or create options that may currently be unavailable to the Company acting alone. Accordingly, in August 2025, our Board initiated a broad strategic review to maximize shareholder value. The review is being overseen by the independent members of the Board of Directors, who are focused on strategic alternatives while our management focuses on the development of our PET closures technology and business. We are considering a range of alternatives encompassing a potential business combination, equity and debt financing, divestiture of assets, technology licensing, acquisition, merger, reverse merger, sale of assets and other strategic arrangements including, potentially, sale of the Company. As part of the review process, we engaged Royal Bank of Canada ("RBC"), as our strategic and financial advisor. We have not yet finalized a timeline to complete the review and have made no decisions regarding any strategic alternatives. We do not intend to disclose further developments or guidance on the process for evaluating strategic alternatives unless and until it is determined that further disclosure is appropriate or necessary. There is no assurance this review process will result in a strategic alternative of any kind, nor any guarantee of a particular alternative's outcome or timing.

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
Our PET closures can enable our customers to fulfill sustainability and performance objectives including lighter packaging weights, increased recycled content, enhanced container recyclability, and improved product shelf life due to the superior gas barrier properties of PET compared with HDPE and polypropylene. Leading food and beverage companies have embraced the vision of the circular economy, which seeks to minimize waste and keep valuable materials in circulation. Our PET closures offer clear value propositions for companies competing in this environment.
We believe demand for our PET closures is likely to continue to exceed supply for the foreseeable future. Our commercial strategy will focus on increasing PET closure production capacity and expanding our PET closure technology into new product types and formats, and new packaging markets including food and home goods. Product development continues to progress as we engage with technical, strategic, and supply chain partners.
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. We are currently assessing the potential impact of these law changes on our business and financial results.
Key Factors and Trends Affecting Our Operating Results
We are in the early stages of generating revenue. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including our need to procure substantial additional project financing in order to execute our growth strategy and expand our manufacturing capability to advance our PET closures and furanics technology, as well as those discussed below and under “Risk Factors.” During the quarter ended June 30, 2025, we remained focused on the priority build-out of our first eight CapFormer lines, progressing through order placement, manufacturing, testing, and shipping lines two through eight. We experienced a number of delays during this process, including slower subcomponent delivery, procurement, and delivery times, often due to tariff administration and logistics. As a result, we now expect Factory Acceptance Testing ("FAT") for each of our CapFormer lines to be completed 30 to 90 days beyond our prior expectations. As a result, we now expect a substantial reduction in our manufacturing output for 2026 and a smaller reduction for 2027, which may adversely affect our revenue, profitability, and ability to meet customer demand. In response, we are diversifying our manufacturing footprint, including the addition of a European mass production partner, to mitigate the impact of U.S. tariffs and maintain our ability to meet customer demand. And, as noted above, we launched a strategic review with our financial advisor, RBC, to identify accretive opportunities to enhance the company’s access to manufacturing capacity, marketing and distribution capabilities, and strategic capital.
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
Gain (Loss) in Fair Value of Common Stock Warrants Liability
The gain (loss) in fair value of common stock warrants liability consists of the change in fair value of the Warrants (the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”). We expect to incur incremental income (expenses) for the fair value adjustments for the outstanding common stock warrants liability at the end of each reporting period or through the exercise of the warrants.
(Gain) Loss in Fair Value of Earnout Liability
The gain (loss) in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Merger. We recognize incremental income (expenses) for the fair value adjustments of the outstanding liability at the end of each reporting period.

Income Tax Provision
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
Results of Operations
Comparison of the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations with respect to the items set forth in such table for the six months ended June 30, 2025 and 2024 together with the change in such items in dollars and as a percentage.

	Six Months Ended June 30,
(in thousands)	2025	2024	Variance $	Variance %
Revenues:
Products	$11,243	$13,855	$(2,612)	(19)%
Services	—	3	(3)	(100)%
Total revenues	11,243	13,858	(2,615)	(19)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	10,948	13,513	(2,565)	(19)%
Operating expenses:
Research and development	6,579	10,211	(3,632)	(36)%
General and administrative	19,199	21,264	(2,065)	(10)%
Depreciation and amortization	5,496	5,124	372	7%
Impairment of assets	16,610	—	16,610	100%
Total operating expenses	47,884	36,599	11,285	31%
Loss from operations	(47,589)	(36,254)	(11,335)	31%
Other income (expenses):
Investment income	2,335	3,702	(1,367)	(37)%
Interest expenses	(79)	(227)	148	(65)%
(Loss) gain in fair value of derivatives	(32)	280	(312)	(111)%
Gain (loss) in fair value of common stock warrants liability	3,885	(628)	4,513	(719)%
Gain in fair value of earnout liability	2,462	540	1,922	356%
Other income (expenses), net	9	(653)	662	(101)%
Total other income, net	8,580	3,014	5,566	185%
Loss before income tax provision	(39,009)	(33,240)	(5,769)	17%
Income tax provision	(179)	(172)	(7)	4%
Net loss	$(39,188)	$(33,412)	$(5,776)	17%

Revenues
Revenues decreased $2.6 million, or 19%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease in product revenue is primarily due to the planned reduction in our supply chain activation program.
Cost of Revenues

Cost of revenues decreased $2.6 million, or 19%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to the decrease in revenue associated with our supply chain activation program.

Research and Development Expenses

Research and development expenses decreased $3.6 million, or 36%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease is mainly attributable to a $2.0 million decrease in payroll expenses resulting from a reduction in headcount and a $1.4 million decrease in insurance and facilities expenses.

General and Administrative Expenses

General and administrative expenses decreased $2.1 million, or 10%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to a $1.3 million decrease in equipment, maintenance and repairs resulting from Origin 1 changing to “on demand” operation in the third quarter of 2024 and $0.6 million decrease in stock-based compensation due to a reduction in headcount and our lower stock price.
Impairment of Assets
Impairment of assets increased $16.6 million, or 100%, during the six months ended June 30, 2025 compared to the same period in 2024. The increase is comprised of the non-cash impairment loss of $16.6 million for the other long-term assets related to the agreement for conversion of materials produced by Origin 1 (see Note 16 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Report for additional details). On April 4, 2025, we entered and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and the take-or-pay agreement. As such, we recorded an impairment charge of $16.6 million to impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2025.
Investment Income
Investment income decreased $1.4 million, or 37%, during the six months ended June 30, 2025 compared to the same period in 2024. The decrease is mainly driven by the decline in the marketable securities balances.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

We recognized an aggregate gain related to the changes in fair values of derivatives, common stock warrants liability, and earnout liability of $6.3 million during the six months ended June 30, 2025 compared to an aggregate gain of $0.2 million during the same period in 2024. The aggregate gain related to the change in fair values increased $6.1 million. The increase in the gain related to the change in fair value of earnout liability of $1.9 million is the result of the revaluation of the earnout liability with the fair value of such liability decreasing significantly in the six months ended June 30, 2025 as compared to decreasing less during the same period in 2024. The $4.5 million increase in the gain related to the change in fair value of common stock warrants liability is the result of a significant decrease in the fair value of the common stock warrants in the six months ended June 30, 2025 as compared to a smaller increase during the same period in 2024. The movement in these instruments’ fair values are driven by the price of our common stock. The decrease of $0.3 million in the loss from change in fair value of derivatives was associated with our foreign currency exchange purchases or sales.

Comparison of the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations with respect to the items set forth in such table for the three months ended June 30, 2025 and 2024 together with the change in such items in dollars and as a percentage.

	Three Months Ended June 30,
(in thousands)	2025	2024	Variance $	Variance %
Revenues:
Products	$5,813	$7,033	$(1,220)	(17)%
Services	—	—	—	—%
Total revenues	5,813	7,033	(1,220)	(17)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	5,631	6,826	(1,195)	(18)%
Operating expenses:
Research and development	3,278	4,392	(1,114)	(25)%
General and administrative	9,088	11,259	(2,171)	(19)%
Depreciation and amortization	2,782	2,813	(31)	(1)%
Total operating expenses	15,148	18,464	(3,316)	(18)%
Loss from operations	(14,966)	(18,257)	3,291	(18)%
Other income (expenses):
Investment income	1,129	1,838	(709)	(39)%
Interest expenses	(31)	(110)	79	(72)%
(Gain) loss in fair value of derivatives	6	(16)	22	(138)%
Gain (loss) in fair value of common stock warrants liability	1,107	(1,277)	2,384	(187)%
Gain (loss) in fair value of earnout liability	—	(978)	978	100%
Other income (expenses), net	128	(645)	773	120%
Total other income (expenses), net	2,339	(1,188)	3,527	(297)%
Loss before income tax provision	(12,627)	(19,445)	6,818	(35)%
Income tax provision	(120)	(54)	(66)	122%
Net loss	$(12,747)	$(19,499)	$6,752	(35)%
Revenues
Revenues decreased $1.2 million, or 17%, during the three months ended June 30, 2025 compared to the same period in 2024. The decrease in product revenue is primarily due to the planned reduction in our supply chain activation program.
Cost of Revenues
Cost of revenues decreased $1.2 million, or 18%, during the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to the decrease in revenue associated with our supply chain activation program.
Research and Development Expenses
Research and development expenses decreased $1.1 million, or 25%, during the three months ended June 30, 2025 compared to the same period in 2024. The decrease is mainly attributable to a $0.9 million decrease in payroll expenses resulting from a reduction in headcount and $0.1 million decrease in insurance and facilities expenses.

General and Administrative Expenses

General and administrative expenses decreased $2.2 million, or 19%, during the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to $0.9 million decrease in equipment, maintenance and repairs resulting from Origin 1 changing to “on demand” operation in the third quarter of 2024, $0.5 million decrease in insurance and facilities expenses, $0.2 million decrease in stock-based compensation and $0.2 million decrease in payroll expenses resulting from reduced headcount, and $0.2 million decrease in professional fees.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

We recognized an aggregate gain related to the changes in fair values of derivatives, common stock warrants liability, and earnout liability of $1.1 million during the three months ended June 30, 2025 compared to an aggregate loss of $2.3 million during the same period in 2024. The aggregate gain related to the change in fair values increased $3.4 million. The decrease in the loss related to the change in fair value of earnout liability of $1.0 million is the result of the revaluation of the earnout liability with the fair value of such liability with a minimal decrease in the three months ended June 30, 2025 as compared to an increase during the same period in 2024. The $2.4 million increase in the gain related to the change in fair value of common stock warrants liability is the result of a decrease in the fair value of the common stock warrants in the three months ended June 30, 2025 as compared to a increase during the same period in 2024. The movement in these instruments’ fair values are driven by the price of our common stock. The increase of less than $0.1 million in the gain from change in fair value of derivatives was associated with our foreign currency exchange purchases and sales.
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

We define Adjusted EBITDA as net loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation, (ii) depreciation and amortization, (iii) impairment of assets, (iv) investment income, (v) interest expenses, (vi) change in fair value of derivatives, (vii) change in fair value of common stock warrants liability, (viii) change in fair value of earnout liability, (ix) other (income) expenses, net and (x) income tax provision.
Reconciliation of GAAP net loss to non-GAAP adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(12,747)	$(19,499)	$(39,188)	$(33,412)
Stock-based compensation	2,280	2,536	4,569	5,317
Depreciation and amortization	2,782	2,813	5,496	5,124
Impairment of assets	—	—	16,610	—
Investment income	(1,129)	(1,838)	(2,335)	(3,702)
Interest expenses	31	110	79	227
(Gain) loss in fair value of derivatives	(6)	16	32	(280)
(Gain) loss in fair value of common stock warrants liability	(1,107)	1,277	(3,885)	628
(Gain) loss in fair value of earnout liability	—	978	(2,462)	(540)
Other (income) expenses, net	(128)	645	(9)	653
Income tax provision	120	54	179	172
Adjusted EBITDA	$(9,904)	$(12,908)	$(20,914)	$(25,813)
Liquidity, Capital Resources and Going Concern
Sources of Liquidity
As of June 30, 2025, we had $69.4 million in cash, cash equivalents, and marketable securities. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $77.3 million as of June 30, 2025. We incurred a net loss of $12.7 million and $39.2 million for the three and six months ended June 30, 2025, respectively, and net cash used in operating activities was $15.7 million for the six months ended June 30, 2025. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds. We are winding down our legacy supply chain activation program in 2025, and we expect to collect all of our accounts receivables, with a balance of $17.9 million at June 30, 2025, in due course, resulting in a significant source of cash. Additionally, as of June 30, 2025, we had $9 million of land held for sale in Geismar, Louisiana, and we expect the sale of this land to result in an additional significant source of cash.
Going Concern
Based on our liquidity positions of June 30, 2025, including $69.4 million in cash, cash equivalents, and marketable securities, and our operating plan, including the planned purchased of equipment to scale up our PET closures business, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future, management determined that there is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued.
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

We began generating revenue from our business operations in 2023. Our ability to successfully develop our products, and expand our business will depend on many factors, including our ability to meet our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
Our Board of Directors has commenced a broad strategic review of alternatives that we anticipate could accelerate value creation from our technology for the benefit of our shareholders. We are evaluating additional strategies to obtain funding for future operations, particularly given the increased capital requirements resulting from tariffs. Tariff costs can significantly raise the cash outlay require for financed equipment, as we do not expect the tariffs will contribute to the financeable value of the equipment, making debt financing in those instances more expensive and potentially suboptimal. These strategies may include, but are not limited to, obtaining funding through equity, equity-linked, and/or debt securities, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or other capital sources and/or strategic transactions. We may also enter into additional strategic partnerships to finance the development of closures manufacturing lines. We have not yet secured additional financing and there can be no assurance that we will be able to obtain any sources of financing on a timely basis, on acceptable terms, or at all. And, at current operating levels, these conditions raise substantial doubt about our ability to continue as a going concern within a year of this Quarterly Report. Accordingly, absent substantial additional financing by the end of 2025, we expect to need to begin scaling back or ceasing certain operational functions and processes, reducing headcount, and potentially implementing other mitigations and contingencies, which may include disposition of assets or sale of the Company. See Note 1 “Organization and Business” to the unaudited condensed consolidated financial statements in this Report and Part II, Item 1A “Risk Factors” under the header “Risks Related to Our Business” for additional information.
Indebtedness
As of June 30, 2025 and December 31, 2024, we had $15.1 million and $14.4 million of indebtedness under a Canadian government program, respectively, of which zero was received during each of the three and six months ended June 30, 2025 and zero and $8.1 million was received during the three and six months ended June 30, 2024, respectively. Additionally, as of June 30, 2025, we had liability balances consisting of $1.7 million notes payable, long-term, $1.8 million notes payable, short-term, and $0.1 million of unpaid accrued interest recorded in other liabilities, current. As of December 31, 2024, we had liability balances consisting of $1.7 million notes payable, long-term, $3.8 million notes payable, short-term, $0.1 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, current.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provides for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. A repayment of $2.7 million was made during 2024, $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). As of each of June 30, 2025 and December 31, 2024 the outstanding note principal balance was $3.5 million of which $1.7 million was included in notes payable, long-term and $1.8 million was included in notes payable, short-term and the outstanding accrued interest of $0.1 million was included in other liabilities, current. In addition, the legacy stockholder has exercised its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
Cash Flows for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following table shows a summary of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(15,733)	$(31,697)
Net cash (used in) provided by investing activities	(665)	2,205
Net cash (used in) provided by financing activities	(4,485)	6,806
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(129)	2,868
Net decrease in cash and cash equivalents	$(21,012)	$(19,818)

Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $15.7 million. Non-cash expenses recognized that were added back to the net loss of $39.2 million include $16.6 million impairment loss, $5.5 million depreciation and amortization, and $4.6 million stock-based compensation. These adjustments were partially offset by the $3.9 million change in fair value of common stock warrants liability, $2.5 million change in fair value of earnout liability, and $1.1 million decrease in accounts receivable and other receivables.
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
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $0.7 million for the six months ended June 30, 2025, compared to net cash provided by investing activities of $2.2 million over the same period in 2024. The change was primarily related to the increase in purchases of property, plant and equipment of $13.1 million to scale up our PET closures business and a decrease in maturities of marketable securities of $16.2 million which was partially offset by the increase in net sales of marketable securities by $24.3 million to $2.9 million for the six months ended June 30, 2025 from net purchases of $21.4 million for the same period in 2024, and $2.1 million in proceeds from the sale of a portion of the land held for sale.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $4.5 million for the six months ended June 30, 2025, compared to net cash provided by financing activities of $6.8 million over the same period in 2024. The $11.3 million change was primarily related to an increase of $3.0 million in payment of notes payable, offset by a decrease of $8.1 million in proceeds from Canadian Government Research and Development Program as we did not receive any funding in the current year.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of June 30, 2025, consisted of:
•Operating lease liabilities that are included on our unaudited condensed consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space. Operating lease liabilities of $0.3 million are short term and the remaining $3.7 million is long-term.
•In the near-term, we anticipate making payments related to the repayment agreement associated with one of the notes payable. The repayment in the amount of $1.9 million is due on September 1, 2025, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the associated Offtake Agreement. For additional information regarding this repayment, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•There is substantial doubt about our ability to continue as a going concern and we will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.
•We are an early stage company with a history of losses and our future profitability is uncertain.
•Our business plan assumes we can secure substantial additional project financing and/or government incentives, which may be unavailable on favorable terms, if at all.
•Some of our products have never been made by anyone before, and, as a result, we have experienced, and may continue to experience, significant delays or other obstacles in the design, production, launch and/or maintenance of our products, and we may be unable to successfully or timely commercialize those products, which could harm our business, financial condition, and results of operations.
•We have not yet produced any of our products in large commercial quantities.
•Construction of manufacturing lines for production of our PET closures, or of additional plants beyond Origin 1, may not be completed in a timely or cost-effective manner, or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures and furanics technologies.
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
Risks Related to Our Business
There is substantial doubt about our ability to continue as a going concern and we will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.

As of June 30, 2025, we had $69.4 million in cash, cash equivalents, and marketable securities. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $77.3 million as of June 30, 2025. We incurred a net loss of $12.7 million and $39.2 million for the three and six months ended June 30, 2025, respectively, and net cash used in operating activities was $15.7 million for the six months ended June 30, 2025. We expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Because our cash and cash equivalents will not be adequate to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, there is substantial doubt regarding our ability to continue as a going concern.

We are evaluating additional strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining funding through equity, equity-linked, and/or debt securities, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or other capital sources and/or strategic transactions. We may also enter into additional strategic partnerships to finance the development of closures manufacturing lines. We have not yet secured additional financing and there can be no assurance that we will be able to obtain any sources of financing on a timely basis, on acceptable terms, or at all. Our ability to obtain financing for the construction of future Origin manufacturing facilities or for other operations may depend in part on our ability to first enter into customer agreements sufficient to demonstrate adequate demand to justify the capital expenditure. The perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of its operations, particularly in light of currently challenging macroeconomic and market conditions. In addition, any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital on a timely basis, on acceptable terms, or at all, we could be required to take additional actions to address our liquidity needs, including additional cost reduction measures, such as further reducing operating expenses and further delaying, reducing the scope of or discontinuing or altering manufacturing activities, including our PET closures business, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code.

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing. Therefore, we cannot be certain that our plans to raise additional capital will be successful in alleviating the substantial doubt regarding our ability to continue as a going concern. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders, and any strategic transactions that we may consummate in the future could have negative consequences.

In August 2025, our Board of Directors initiated a broad strategic review to maximize stockholder value, which includes an evaluation of a wide range of options including equity and debt financing, divestiture of assets, technology licensing, acquisition, merger, reverse merger, other business combination, sale of assets and other strategic arrangements including, potentially, sale of the Company. We have not yet established a timeline to complete the strategic review and our Board of Directors has not approved a definitive course of action. We can provide no assurance as to the review's outcome, that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. Any potential transaction will depend on several factors that may be beyond our control including, for example, market conditions, industry trends, third party consents, such as stockholder approval, which could be difficult or costly to obtain, and the available terms of the transaction. The review process, the negotiation and consummation of a transaction or other strategic alternatives may be costly, time consuming, distracting, and disruptive to our business operations. Moreover, the possibility that exploration of strategic alternatives may ultimately result in a sale, merger, or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly-skilled employees through attrition, and result in the loss of customers, suppliers, and other key business partners, each of which could have a material adverse effect to our business. We may ultimately determine that no transaction is in the best interest of our stockholders. Speculation regarding developments associated with our review of strategic alternatives, and any perceived uncertainties related to the Company or its business, could significantly increase the volatility of our share price. We have not set a timetable for completion of this strategic review process. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.
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
Some of our products, like our PET closures, are brand new, and have never been made by anyone before. We face challenges inherent to commercializing such “never been done before” products based on a new material and design. We have experienced, and may continue to experience, design, manufacturing, quality, support, marketing and other challenges that could delay or prevent the development, commercialization or marketing of our products. For example, one of our equipment manufacturing partners has extended the timeline to develop certain specialized components used to scale up production of our PET closures while another anticipates long lead times to ramp up production of one of our CapFormer subsystems. In addition, we have invested and will continue to invest significant amounts in the design, production, launch and maintenance of our products, such as our PET closures and furanic intermediates. These products have never been successfully produced at large commercial scales. Developing our products is complex and involves uncertainties, including whether they will work as intended in the applications for which they are designed or at all, or whether they will deliver the performance and sustainability benefits that we believe differentiate our products from those with which they must compete. Moreover, for our PET closures product, customer qualification can take months, even for a single iteration, because the process is dynamic, can vary by customer, and requires multiple cycles of design, production, shipment, testing, gathering feedback, and design updates. Delays in any of stages of a qualification cycle can in turn delay our ability to earn revenue from our products.
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
Construction of manufacturing lines for production of our PET closures, or of additional plants beyond Origin 1, may not be completed in a timely or cost-effective manner, or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures and furanics technologies.
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
Our operating plan assumes that we will rely on a limited number of manufacturing facilities to meet customer demand and that these facilities will supply most of our products until additional facilities can be brought online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our facilities' equipment may be costly to replace or repair, and our equipment supply chains have been and may continue to be disrupted in connection with potential changes in tariffs and trade barriers (such as those recently imposed on European Union countries and Switzerland, China, Canada, and Mexico by the United States). For example, we have had to contend with a blanket 10% tariff on goods from Europe, which increased to 15% on August 1, 2025, as well as a new 39% tariff on goods from Switzerland, which have begun impacting equipment we require for our CapFormer lines. We experienced a number of OEM manufacturing delays, including slower subcomponent deliveries and procurement delays, often due to tariff considerations. As a result, we expect Factory Acceptance Testing (‘FAT’) completion for each of our CapFormer lines to be 30 to 90 days beyond our prior expectations. We may also be impacted by retaliatory tariffs and barriers imposed by other countries, sanctions (such as those imposed against Russia following its military incursion into Ukraine), and other factors. In addition, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.
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
We currently have commercial arrangements with a limited number of customers from which we expect to derive a significant portion of near-term revenue. Our top two customers from product sales, in the aggregate, accounted for approximately 92% and 93% as of June 30, 2025 and December 31, 2024, respectively, of total accounts receivable outstanding balances and accounted for approximately 100% of total revenue for each of the three and six months ended June 30, 2025, and 90% and 91% of total revenue for the three and six months ended June 30, 2024, respectively. Our business, results of operations, and financial condition may be harmed by the loss of one or more of our significant customers, a substantial reduction in their orders, their failure to enter into offtake agreements or purchase commitments that support necessary financing, or at all, or to purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate the agreements and/or pursue damages against us, which could harm our business.

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
The closures and specialty chemicals industries are highly competitive, and we face significant competition from incumbent HDPE and polypropylene closures businesses as well as incumbent injection and compression molding technologies, which have been widely adopted. Our furanics products are expected to compete with those of large established producers of fossil-based materials, recycled fossil-based materials, and a variety of current and future producers of low-carbon, biodegradable, or renewable resource-based materials. Many of our current competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Recently, certain of our competitors in the closures industry, as well as others in the specialty chemicals industry, have announced products, including PET closures, that may compete directly with our own. Our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in laws and regulations. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share.
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
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for production of our PET closures. We recently terminated our sole contract for conversion of chemical intermediates produced by our Origin 1 plant into downstream derivatives and applications and, as such, would need to enter in a new contract for such services if we wish to procure or sell these downstream derivatives or applications. We have not yet secured agreements with our preferred (or the only) supplier of some inputs, equipment, and services, and we may be unable to do so on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. For example, certain of our suppliers have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. Locating our first CapFormers in the United States means we are subject to cost increases on the components used to make these systems, which predominantly come from Europe. We and our suppliers have been and may continue to be subject to disruptions due to blanket tariffs imposed by the United States. These increased to 15% for goods from European Union countries like Germany starting on August 1, 2025 and to 39% on goods from Switzerland on August 7, 2025, from each of which we source certain subsystems for our CapFormer lines.
We are likewise exposed to cost increases on the closures produced by our CapFormers due to retaliatory tariffs imposed by other countries in which we may sell those closures. These tariffs have impacted our ability to deploy CapFormer manufacturing lines in the United States, and have resulted in significant delays in the delivery and commissioning of key equipment, increasing our capital requirements and impairing our ability to finance equipment through debt, as tariffs do not contribute to the financeable value of the equipment. As a result, we now expect a substantial reduction in our manufacturing output for 2026 and a smaller reduction for 2027, which may adversely affect our revenue, profitability, and ability to meet customer demand. If we are unable to mitigate these impacts through alternative manufacturing arrangements or secure additional non-dilutive financing, we may be required to rely more heavily on equity financing, which could be dilutive to existing shareholders. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine including, for example, certain metals, like nickel, used in materials of construction.
Several of the suppliers we use to produce CapFormer components and subsystems currently are sole source suppliers. Finding substitute suppliers and service providers, to the extent they exist, and shifting production to substitute suppliers and service providers we know exist, may be expensive, time-consuming, or impossible and could interrupt or delay the supply of our products causing us to lose revenue and potentially harm our customer relationships or reputation and expose us to contractual remedies under our supply agreements. To the extent we do not have firm commitments from our third-party suppliers or service providers for a specific time period or capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers, which could make that capacity unavailable to us when needed or at reasonable prices and prevent us from delivering our products on time or at all. For instance, if we are unable to timely obtain shipping services for our PET closures, we may need to store those closures for extended periods during which they could degrade or become unusable, forcing us to dispose of them and/or replace them at additional cost. Any of these occurrences could adversely affect our supply chain and cause serious harm to our business.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic, the imposition of tariffs on virtually all countries with which the United States trades and those countries' retaliatory tariffs, or the global sanctions imposed against Russia following its military intervention in Ukraine, or inflation in fuel costs resulting from regional instability due to military conflict in the Middle East, could result in a variety of risks to our business, including our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. See also "Risks Related to Government Regulation."
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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025, makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation, as well as makes other significant changes to the U.S. tax laws. We are currently evaluating the impact, if any, of the OBBBA on our business and financial condition and expect the results of such evaluation to be reflected in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025.

Further, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. More recently, the Inflation Reduction Act of 2022 (the “IRA”) includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe and a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require it to change the manner in which we operate our business.
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
We use hazardous materials in our production process, and our operations also produce hazardous waste. The manufacture, transportation and sale of our products can present potentially significant health and safety concerns and are also under increased public and governmental scrutiny. Our products are also used in a variety of applications that have specific regulatory requirements such as those relating to products that have contact with food.
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
In addition, our PET closures are subject to food safety regulations. In the US, the Health and Human Services Secretary Kennedy has directed the US Food and Drug Administration to explore rule making that could eliminate a pathway for companies to self-affirm food ingredients are safe. If implemented, such a rule could make it more difficult for us to timely or cost-effectively bring products like our PET closures to market, which could adversely affect our business and results of operations.
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
Compliance with global food safety laws and regulations generally increases the cost of raw materials, production of finished products and transportation and storage costs. We may incur substantial costs, including fines, damages, criminal or civil sanctions, or experience interruptions in our operations for violations of food safety laws or regulations.
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
Our expansion model is global and we expect to need to source feedstock and supplies from suppliers around the world. In particular, we expect to source PET, including recycled PET, from suppliers local to our closures manufacturing lines, or to arrange for transport of PET to the site of those lines. Similarly, our furanics chemical manufacturing process is designed to use local timber and forest residues as our primary raw materials, which must be sourced locally. For the Origin 1 plant, this means we will need to source feedstock, as well as other supplies, from Canadian suppliers or arrange for transport of such feedstock and supplies into Canada. The U.S. federal government or other governmental bodies have implemented and may in the future propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to feedstock and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. We have entered a new partnership with a European manufacturer for the production of caps and, as a result, we may become subject to new and potentially burdensome and/or expensive regulations including the General Data Protection Regulation ("GDPR") and the Corporate Sustainability Reporting Directive (CSRD), among potentially others, which may increase our costs of production and adversely impact our business, results of operations, financial condition, and cash flows. In addition, pandemics such as COVID-19 may result in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of feedstock and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.
International trade disputes and the U.S. government’s trade policy could adversely affect our business.
International trade disputes have resulted in and could continue to result in tariffs and other protectionist measures that have adversely affected and could continue to adversely affect our business. Tariffs could increase the cost of our products and the components and raw materials that go into making them, and they already are affecting the cost of the equipment we use to manufacture our products. These increased costs could adversely impact the gross margin that we earn on our products. Countries may also adopt other protectionist measures that could limit our ability to offer our products.
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
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated to date have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed, depending on the extent of such tariffs, they could have a material impact on our operating results. For example, the President indicated during his campaign that he would seek to impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blank tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, the President issued an Executive Order imposing tariffs on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods, some of which have now come into effect. These and other potential tariffs and trade restrictions, including a blanket 15% tariff on goods from European countries and a 39% tariff on goods from Switzerland, have begun to increase the cost of components used with our CapFormers, many of which currently are derived from European and Swiss suppliers. While the tariff-related cost increases we have experienced have been small to date, they may become substantial. Tariffs and trade restrictions could significantly increase the costs of our CapFormers, the components and raw materials we use with them, and the prices of our products or those of our customers with which our products are used. This, in turn, could reduce demand for such products, or reduce our, or our customers’ margins, and adversely impact our, or their revenues, financial results, and ability to service debt.

We import many components for our CapFormer systems from countries in Europe, including Germany and Switzerland, and tariffs on imports of such components would increase the cost of CapFormers, potentially adversely impacting our business, results of operations, financial condition and cash flows. For example, the cost of a replacement for one of the components used in our CapFormer systems has increased 10% due to tariffs on European imports, which increased to 15% on August 1, 2025, while another CapFormer subsystem that we source from Switzerland will be subject to a 39% tariff that came into effect August 7, 2025. We have entered a new partnership with a European manufacturer for the production of caps, as a result, the products produced in Europe and imported to the U.S. may be subject to a 15% tariff. The additional cost from a tariff would result in increased costs and adversely impact our financial results. Similarly, we currently have manufacturing operations in Canada to produce Furanic Intermediates, a 25% tariff on all imports from Canada would increase the cost of our Furanic Intermediates manufactured in Canada, which would and adversely impact our business, results of operations, financial condition and cash flows.
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
Other Risks Related to Our Business
Our management team has relatively limited experience operating a public company.
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
We currently do not meet, in the past have failed to meet, and in the future may again to fail to meet the listing standards of Nasdaq, and as a result our common stock may become delisted, which could have a material adverse effect on its liquidity.
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
Additionally, if our common stock is delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our clients’, customers’ and employees’ confidence in us and employee morale.
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
As of June 30, 2025 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of common stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our common stock as Earnout Shares. In addition, pursuant to the 2021 Equity Incentive Plan and the ESPP, we may issue an aggregate of up to 36,392,293 shares of common stock, which amount is subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 13, 2024, Joshua Lee, our General Counsel, entered into a pre-arranged stock trading plan, which was terminated on June 9, 2025 prior to its expiration on November 21, 2025. The plan provided for the sale of up to 60,000 shares of our common stock. Mr. Lee entered into the trading plan during an open trading window and it was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

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

ORIGIN MATERIALS, INC.

Date: August 14, 2025	By:	/s/ John Bissell
John Bissell
Chief Executive Officer

Date: August 14, 2025	By:	/s/ Matt Plavan
Matt Plavan
Chief Financial Officer and Chief Operating Officer