Form 10-Q
period 2025-09-30
Origin Materials, Inc.
filed 2025-11-13
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding was 151,149,855, as of November 7, 2025.

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

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$34,061	$56,307
Marketable securities	20,279	46,613
Accounts receivable net of allowance for credit losses of $520 and $1,230, respectively	15,534	19,179
Other receivables	2,456	2,526
Inventory	635	866
Prepaid expenses and other current assets	2,045	2,401
Land held for sale	9,125	11,282
Total current assets	84,135	139,174
Property, plant, and equipment, net	225,744	203,919
Operating lease right-of-use asset	3,270	3,735
Intangible assets, net	51	73
Deferred tax assets	410	621
Other long-term assets	13,735	30,505
Total assets	$327,345	$378,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,922	$2,921
Accrued expenses	8,917	2,779
Operating lease liabilities, current	331	323
Notes payable, short-term	1,730	3,772
Other liabilities, current	387	2,754
Total current liabilities	13,287	12,549
Earnout liability	24	2,486
Canadian Government Research and Development Program liability	14,876	14,399
Common stock warrants liability	518	4,566
Notes payable, long-term	—	1,730
Operating lease liabilities	3,612	3,858
Other liabilities, long-term	41	74
Total liabilities	32,358	39,662

(In thousands, except share and per share data)	September 30, 2025 (Unaudited)	December 31, 2024
Commitments and contingencies (See Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 150,533,064 and 148,574,227, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (including 1,500,000 and 3,000,000, respectively, of Sponsor Vesting Shares)	15	15
Additional paid-in capital	400,253	393,186
Accumulated deficit	(93,697)	(38,127)
Accumulated other comprehensive loss	(11,584)	(16,709)
Total stockholders’ equity	294,987	338,365
Total liabilities and stockholders’ equity	$327,345	$378,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Products	$4,657	$8,202	$15,900	$22,057
Services	—	—	—	3
Total revenues	4,657	8,202	15,900	22,060
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,500	8,141	15,448	21,654
Operating expenses:
Research and development	3,328	5,127	9,907	15,338
General and administrative	10,717	9,347	29,916	30,611
Depreciation and amortization	2,836	2,822	8,332	7,946
Impairment of assets	210	15,170	16,820	15,170
Total operating expenses	17,091	32,466	64,975	69,065
Loss from operations	(16,934)	(32,405)	(64,523)	(68,659)
Other income (expenses):
Investment income	873	1,745	3,208	5,447
Interest expenses	(27)	(86)	(106)	(313)
Gain (loss) in fair value of derivatives	17	(43)	(15)	237
Gain (loss) in fair value of common stock warrants liability	163	(2,285)	4,048	(2,913)
Gain (loss) in fair value of earnout liability	—	(2,941)	2,462	(2,401)
Other expenses, net	(396)	(517)	(387)	(1,170)
Total other income (expenses), net	630	(4,127)	9,210	(1,113)
Loss before income tax provision	(16,304)	(36,532)	(55,313)	(69,772)
Income tax provision	(78)	(231)	(257)	(403)
Net loss	$(16,382)	$(36,763)	$(55,570)	$(70,175)
Other comprehensive income (loss):
Unrealized gain on marketable securities	$311	$690	$694	$2,210
Foreign currency translation adjustment	(2,509)	1,828	4,431	(3,707)
Total other comprehensive (loss) income	(2,198)	2,518	5,125	(1,497)
Total comprehensive loss	$(18,580)	$(34,245)	$(50,445)	$(71,672)
Net loss per share, basic	$(0.11)	$(0.26)	$(0.38)	$(0.49)
Net loss per share, diluted	$(0.11)	$(0.26)	$(0.38)	$(0.49)
Weighted-average common shares outstanding, basic	149,340,474	143,387,618	147,399,111	142,720,941
Weighted-average common shares outstanding, diluted	149,340,474	143,387,618	147,399,111	142,720,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2023	145,706,531	$15	$382,854	$45,570	$(5,932)	$422,507
Common stock issued upon exercise of stock options	585,760	—	83	—	—	83
Vested common stock awards	212,633	—	—	—	—	—
Stock-based compensation	—	—	2,781	—	—	2,781
Net loss	—	—	—	(13,913)	—	(13,913)
Other comprehensive loss	—	—	—	—	(3,274)	(3,274)
Balance at March 31, 2024	146,504,924	15	385,718	31,657	(9,206)	408,184
Common stock issued upon exercise of stock options	499,365	—	158	—	—	158
Vested common stock awards	206,049	—	—	—	—	—
Stock-based compensation	—	—	2,536	—	—	2,536
Net loss	—	—	—	(19,499)	—	(19,499)
Other comprehensive loss	—	—	—	—	(741)	(741)
Balance at June 30, 2024	147,210,338	15	388,412	12,158	(9,947)	390,638
Common stock issued upon exercise of stock options	8,509	—	4	—	—	4
Vested common stock awards	167,768	—	—	—	—	—
Sponsor vesting shares forfeited	(1,500,000)	—	—	—	—	—
Stock-based compensation	—	—	2,459	—	—	2,459
Net loss	—	—	—	(36,763)	—	(36,763)
Other comprehensive income	—	—	—	—	2,518	2,518
Balance at September 30, 2024	145,886,615	$15	$390,875	$(24,605)	$(7,429)	$358,856

				Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2024	148,574,227	$15	$393,186	$(38,127)	$(16,709)	$338,365
Common stock issued upon exercise of stock options	2,116	—	—	—	—	—
Vested common stock awards	930,333	—	—	—	—	—
Stock-based compensation	—	—	2,289	—	—	2,289
Net loss	—	—	—	(26,441)	—	(26,441)
Other comprehensive income	—	—	—	—	395	395
Balance at March 31, 2025	149,506,676	15	395,475	(64,568)	(16,314)	314,608
Common stock issued upon exercise of stock options	185,745	—	57	—	—	57
Vested common stock awards	481,432	—	—	—	—	—
Stock-based compensation	—	—	2,280	—	—	2,280
Net loss	—	—	—	(12,747)	—	(12,747)
Other comprehensive income	—	—	—	—	6,928	6,928
Balance at June 30, 2025	150,173,853	15	397,812	(77,315)	(9,386)	311,126
Common stock issued upon exercise of stock options	1,274,258	—	196	—	—	196
Vested common stock awards	193,003	—	—	—	—	—
PSU vested in 2022 and released	391,950	—	—	—	—	—
Sponsor vesting shares forfeited	(1,500,000)	—	—	—	—	—
Stock-based compensation	—	—	2,245	—	—	2,245
Net loss	—	—	—	(16,382)	—	(16,382)
Other comprehensive loss	—	—	—	—	(2,198)	(2,198)
Balance at September 30, 2025	150,533,064	$15	$400,253	$(93,697)	$(11,584)	$294,987
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(55,570)	$(70,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,332	7,946
Provision for credit losses	559	730
Stock-based compensation	6,814	7,776
Loss on reserves	—	639
Impairment of assets	16,820	15,170
Realized loss on marketable securities	258	359
Amortization of premium and discount of marketable securities, net	(92)	(172)
Change in fair value of derivative	15	(237)
Change in fair value of common stock warrants liability	(4,048)	2,913
Change in fair value of earnout liability	(2,462)	2,401
Deferred tax provision	211	375
Other non-cash expenses	615	408
Changes in operating assets and liabilities:
Accounts receivable net and other receivables	3,155	(4,256)
Inventory	231	(78)
Prepaid expenses and other current assets	131	962
Other long-term assets	160	(4,873)
Accounts payable	(127)	(124)
Accrued expenses	1,267	(3,082)
Operating lease liability	(242)	(298)
Other liabilities, current	134	(1,507)
Other liabilities, long-term	(33)	—
Net cash used in operating activities	(23,872)	(45,123)
Cash flows from investing activities
Purchases of property, plant, and equipment	(21,098)	(5,117)
Proceeds from land held for sale	2,117	—
Purchases of marketable securities	(846,217)	(1,518,398)
Sales of marketable securities	861,347	1,456,532
Maturities of marketable securities	11,730	86,441
Net cash provided by investing activities	7,879	19,458
Cash flows from financing activities
Payment of notes payable	(6,272)	(4,793)
Proceeds from Canadian Government Research and Development Program	—	8,097
Proceeds from exercise of stock options	253	245
Net cash (used in) provided by financing activities	(6,019)	3,549
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(234)	3,010
Net decrease in cash and cash equivalents	(22,246)	(19,106)
Cash and cash equivalents beginning of the period	56,307	75,502
Cash and cash equivalents end of the period	$34,061	$56,396
Supplemental disclosure of cash flow information
Purchases of fixed assets included in accounts payable and accrued expenses	$5,308	$66
Cash paid during the period:
Income taxes payment	$26	$23
Interest payment	$171	$1,708
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
Origin announced its PET closures business in August 2023 after several years of application development related to its furanics technologies. Origin’s announced products include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles. Origin has announced several manufacturing partnerships with machine subsystem suppliers, including slit and fold specialists and a provider of visual inspection systems. Mass production partnerships are in place in Europe and North America. In September 2024, Origin's first PET closure manufacturing system (“CapFormer”) successfully completed its Factory Acceptance Test (“FAT”), which involves a series of tests performed on the system to ensure that it meets our requirements and functions as intended.
The Company achieved the mechanical completion of its first furanics manufacturing plant in Ontario, Canada (“Origin 1”). To minimize ongoing costs, plant operations are currently paused, while preserving Origin's capability for long lead-time production that could support the exploration of furanics technology scale-up with strategic partners.
Liquidity, capital resources, and going concern
As reflected in the unaudited condensed consolidated financial statements, the Company had $54.3 million in cash, cash equivalents, and marketable securities as of September 30, 2025. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $93.7 million as of September 30, 2025. The Company has incurred a net loss of $16.4 million and $55.6 million for the three and nine months ended September 30, 2025, respectively, and net cash used in operating activities was $23.9 million for the nine months ended September 30, 2025. The Company expects to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued.
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
Unaudited Condensed Consolidated Financial Statements
The December 31, 2024 unaudited condensed consolidated balance sheet was derived from the annual audited consolidated financial statements included in the Company's Form 10-K as filed with the SEC on March 13, 2025 (the “Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the notes to such unaudited condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As the account balances at each institution periodically exceed the FDIC insurance coverage, there is a concentration of credit risk related to amounts in excess of such coverage. While the Company has not experienced losses of these deposits to date, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect the Company’s ability to access our cash and cash equivalents. If the Company is unable to access its cash and cash equivalents as needed, its financial position and ability to operate its business could be adversely affected. The Company’s marketable securities consist of investment-grade securities diversified among security types that are held at financial institutions that management believes to be of high credit quality.
The Company records the provision for credit losses within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss, up to the amount of total outstanding accounts receivable to date. The Company’s top two customers from product sales, in the aggregate, accounted for approximately 98% and 93% of total accounts receivable outstanding balances as of September 30, 2025 and December 31, 2024, respectively, and accounted for approximately 100% of total revenue for each of the three and nine months ended September 30, 2025, and 100% and 94% of total revenue for the three and nine months ended September 30, 2024, respectively.
Accounts Receivable Net
Accounts receivable net consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$16,054	$20,409
Allowance for credit losses	(520)	(1,230)
Accounts receivable net	$15,534	$19,179
Accounts receivable balance of $15.5 million at September 30, 2025, is comprised of receivables associated with the Company’s legacy supply chain activation program being wound down in 2025.
Inventory
Inventory consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$594	$827
Spare parts	41	39
Total	$635	$866
Intangible Assets
Intangible assets consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Patents	$381	$381
Less accumulated amortization	(330)	(308)
Total intangible assets	$51	$73
The weighted average remaining useful life of the patents was 2.83 years as of September 30, 2025. For the three and nine months ended September 30, 2025 and 2024, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.

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
During the nine months ended September 30, 2025, the Company determined that indicators of impairment existed for the other long-term assets related to the agreement for materials conversion produced by Origin 1 into certain derivatives (see Note 16 for additional details). On April 4, 2025, the Company entered into and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and future commitment under the take-or-pay agreement. As such, the Company recorded an impairment charge of zero and $16.6 million to impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025, respectively.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of common stock at an exercise price of at $11.50 per share. As of September 30, 2025, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants through September 30, 2025.
The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the gain (loss) in fair value of common stock warrants liability within the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.

Revenue Recognition
The Company’s revenues are from product sales and service agreements. The majority of the Company’s contracts with customers typically contain multiple products and services. The Company accounts for individual products and services separately if they are distinct—that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under its product revenue and service agreements, the Company performs the following steps:
1.Identifying the contract with a customer;
2.Identifying the performance obligations in the contract;
3.Determining the transaction price;
4.Allocating the transaction price to the performance obligations; and
5.Recognizing revenue when, or as, the performance obligations are satisfied.
The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Non-cancellable purchase orders received from customers to deliver a specific quantity of product, when combined with the Company’s order confirmation, in exchange for future consideration, create enforceable rights and obligations on both parties and constitute a contract with a customer.
The Company’s service agreements are customized, specified, and often include various stages at which transaction prices are agreed to. These service agreements often include multiple performance obligations within each stage. The Company identifies each performance obligation at contract inception and allocates the consideration to each distinct performance obligation based on the stand-alone selling price of each performance obligation. The Company’s services are tailored to each individual customer and the stand-alone selling prices are not directly observable. Because the Company’s service agreements include customers that are not in similar geographic markets and for different services, the Company uses the expected cost plus margin approach to estimate the stand-alone selling price for each of its performance obligations. The Company recognizes revenue from the service agreements over the period during which the services are performed and recognizes the associated costs as they are incurred.
In general, the Company recognizes revenue when, or as, its performance obligations under the terms of a contract with its customer are satisfied. For product sales, this happens when the Company transfers control of its products and risk of loss to the customer or when title passes upon shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. Taxes collected from customers and remitted to governmental authorities are excluded from revenues. The Company recognizes its revenue from direct product sales which is recognized at a point in time when the performance obligation is satisfied upon delivery of the product.
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
Revenue is recorded in an amount that reflects that consideration the Company expects to be entitled to in exchange for those goods or services. The Company has elected to treat shipping and handling activities as fulfillment costs.
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

Reclassification
Certain amounts on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2024 have been condensed to conform with the current presentation for the nine months ended September 30, 2025.
3.Recent Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (“Topic 326”) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a practical expedient for all entities to address the challenges encountered when applying the guidance in Topic 326, Financial Instruments – Credit losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. All entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change the remaining life of the asset to reduce the complexity in developing the reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company adopted the new standard as of September 30, 2025. The adoption of the standard had no material impact on its unaudited condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements, other than additional disclosures in the notes to the unaudited condensed consolidated financial statements.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s unaudited condensed consolidated financial statements or do not apply to its operations.
4.Revenues
The Company recognizes revenues when, or as, its performance obligations under the terms of a contract with its customer are satisfied (see Note 2 for additional details). The Company generally procures, will produce, and sells product to be utilized in the manufacturing of finished products, for which it recognizes revenue upon shipment. Currently, the majority of the Company’s revenue is generated from the supply chain activation program in which the Company purchases materials from various vendors and sells them to its customers for a moderate margin as it establishes the logistics and invoicing capabilities for its own products. The Company’s service contracts generally pay the Company at the commencement of the agreement and then at additional intervals as outlined in each contract. The Company recognizes contract liabilities for such payments and then recognizes revenue as it satisfies the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, the Company recognizes contract assets for such unbilled consideration. The Company recognizes revenue from the service agreements over the period during which the services are performed.
The Company did not receive payment before the provision of services during the three and nine months ended September 30, 2025 and 2024. Therefore, deferred revenue was zero.

5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20,941	$—	$—	$20,941
Marketable securities	—	20,279	—	20,279
Total fair value	$20,941	$20,279	$—	$41,220
Liabilities:
Common stock warrants (Public)	$353	$—	$—	$353
Common stock warrants (Private Placement)	—	165	—	165
Earnout liability	—	—	24	24
Total fair value	$353	$165	$24	$542

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,953	$—	$—	$46,953
Marketable securities	—	46,613	—	46,613
Derivative asset	—	15	—	15
Total fair value	$46,953	$46,628	$—	$93,581
Liabilities:
Common stock warrants (Public)	$3,108	$—	$—	$3,108
Common stock warrants (Private Placement)	—	1,458	—	1,458
Earnout liability	—	—	2,486	2,486
Total fair value	$3,108	$1,458	$2,486	$7,052

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. The cash equivalents and Public Warrants are categorized as Level 1 instruments as the fair value was determined based on the unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The marketable securities and derivative asset are categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the marketable securities in an over-the-counter market on the last business day of the period. The Private Placement Warrants are classified within Level 2 because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Artius Acquisition Partners LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. The Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9 for additional details). A gain of zero and $2.5 million during the three and nine months ended September 30, 2025, respectively, and a loss of $2.9 million and $2.4 million during the three and nine months ended September 30, 2024, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss in the gain (loss) in fair value of earnout liability.

The following table summarizes the activities for the earnout liability during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$24	$1,243	$2,486	$1,783
Loss (gain) in fair value of earnout liability	—	2,941	(2,462)	2,401
Balance at end of period	$24	$4,184	$24	$4,184

As of September 30, 2025 and December 31, 2024, the carrying values of accounts receivable and unbilled receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. The Company has determined the fair value of notes payable and Canadian government research and development program liability approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarizes the marketable securities by major security type as follows:

	As of September 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,574	$14	$(1)	$3,587
Asset-backed securities	12,001	9	(552)	11,458
U.S. government and agency securities	5,278	1	(45)	5,234
Total marketable securities	$20,853	$24	$(598)	$20,279

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,741	$30	$—	$3,771
Asset-backed securities	36,309	39	(1,349)	34,999
U.S. government and agency securities	7,829	14	—	7,843
Total marketable securities	$47,879	$83	$(1,349)	$46,613
The realized gains and losses are included in other expenses, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
The Company sold marketable securities for proceeds of $861.3 million and $1,456.5 million during the nine months ended September 30, 2025 and 2024, respectively. As a result of those sales, the Company realized a loss of $0.3 million during each of the three and nine months ended September 30, 2025, respectively, and a loss of $0.4 million during each of the three and nine months ended September 30, 2024. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $12.5 million and $26.6 million as of September 30, 2025 and December 31, 2024, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, the Company has not recorded an allowance for credit losses associated with these investments.

The contractual maturities of the investments classified as marketable securities are as follows:

	As of September 30, 2025
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$997	$2,390	$200	$3,587
Asset-backed securities	—	—	11,458	11,458
U.S. government and agency securities	3,986	—	1,248	5,234
Total marketable securities	$4,983	$2,390	$12,906	$20,279

	As of December 31, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$—	$2,869	$902	$3,771
Asset-backed securities	—	—	34,999	34,999
U.S. government and agency securities	5,984	—	1,859	7,843
Total marketable securities	$5,984	$2,869	$37,760	$46,613
Derivative Assets and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized a net loss of less than $0.1 million during each of the three and nine months ended September 30, 2025, and a loss of less than $0.1 million and a net gain of $0.2 million during the three and nine months ended September 30, 2024, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of September 30, 2025 and December 31, 2024 was zero and $1.2 million, respectively.
6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Land	$56	$56
Land improvements and infrastructure	60,388	58,452
Manufacturing equipment and pilot plant	114,204	111,053
Computer equipment and software	2,768	2,726
Lab equipment	3,713	3,496
Furniture, fixtures, and machinery	4,533	372
Leasehold improvements	4,766	4,765
Total	190,428	180,920
Less accumulated depreciation and amortization	(25,954)	(17,332)
Construction in process	61,270	40,331
Total property, plant, and equipment, net	$225,744	$203,919
The depreciation and amortization expense totaled $2.8 million and $8.3 million during the three and nine months ended September 30, 2025, respectively, and $2.8 million and $7.9 million during the three and nine months ended September 30, 2024, respectively.

7.Notes Payable
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provides for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. The repayment in the amount of $2.7 million and $1.9 million were paid on September 1, 2024 and 2025, respectively, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At September 30, 2025, the total note principal outstanding balance was $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. At December 31, 2024, the outstanding note principal balance was $3.5 million, of which $1.7 million was included in notes payable, long-term, and $1.8 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. In addition, the legacy stockholder has exercised its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016, as amended through February 2024. The agreement was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. The agreement bore an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.25% (4.94% at December 31, 2024). The outstanding principal was zero as of September 30, 2025, and the outstanding principal of $2.0 million at December 31, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current.
8.Other Liabilities
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. In November 2024, the parties entered into a second memorandum of understanding providing for the return of the counterparty's first $2.5 million prepayment, termination of the prepayment agreement, and a waiver of each party's rights, claims, and demands associated with that agreement. As of September 30, 2025 the outstanding amount was zero, and the total amount outstanding under this agreement as of December 31, 2024 was $2.5 million which was included in other liabilities, current.
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
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 100% and 136%, and interest rate of 3.92% and 4.12% at September 30, 2025 and December 31, 2024, respectively.
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
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the repayment ceiling formula. In October 2025, the Company entered into an amendment for the R&D Agreement (the “R&D Agreement Amendment”). Pursuant to the R&D Agreement Amendment, the first annual repayment amount will be due on April 30, 2027, with subsequent annual repayment amounts due on or before April 30th of each year through 2041, or until such time as the maximum amount to be repaid is reached, whichever comes first. The annual repayment amounts will be determined using a formula that considers the repayment rate and changes of the fiscal year gross business revenue, as defined in the R&D Agreement Amendment. The Company received zero during each of the three and nine months ended September 30, 2025, and zero and $8.1 million during the three and nine months ended September 30, 2024, respectively, related to the eligible expenditures incurred before March 31, 2023.
11.Common Stock Warrants
As of September 30, 2025 and December 31, 2024 there are 35,476,627 warrants outstanding.
As part of Artius’s initial public offering, 24,149,960 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire on June 25, 2026 at 5:00p.m., New York City time, or earlier upon redemption or liquidation. The Public Warrants are listed on The Nasdaq Capital Market under the symbol “ORGNW.”
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
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the unaudited condensed consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured at each reporting period (see Note 5 for additional details), and a gain of $0.2 million and $4.0 million during the three and nine months ended September 30, 2025, respectively, and a loss of $2.3 million and $2.9 million during the three and nine months ended September 30, 2024, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss.
12.Stockholders’ Equity
Common Stock
Holders of the common stock are entitled to dividends when, as, and if, declared by the board of directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2025, the Company had not declared any dividends. The holder of each share of common stock is entitled to one vote.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our common stock with the purchase price of the shares at a price determined by our Board, which shall not be less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of the Company’s common stock that could be issued under the ESPP was 1,846,710. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1%) of the fully-diluted shares of the Company’s common stock on December 31st of the preceding calendar year, (2) 3,693,420 of common stock, or (3) such lesser number of shares as determined by the Board. As of December 31, 2024, the number of shares available for issuance under the ESPP was 5,639,944. The Board made the decision not to increase the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2025 as no stock has been offered or issued to employees under the ESPP to date. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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
Initially, following adoption of the 2021 Equity Incentive Plan, there were 18,467,109 shares of common stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5%) of the fully-diluted common stock on December 31 of the preceding year unless the Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15%) of the fully-diluted common stock on December 31 of the preceding year. As of December 31, 2024, the number of shares available for issuance under the 2021 Equity Incentive Plan was 30,040,212. On January 1, 2025, the number of shares of common stock reserved for issuance under the 2021 Equity Incentive Plan was automatically increased by 712,137 shares pursuant to the 2021 Equity Incentive Plan’s “evergreen” provision to a total of 30,752,349 shares. As of September 30, 2025, there were 5,617,675 shares available for grant.
The following tables summarize stock option activity under the Stock Plans for the period ended September 30, 2025:

(In thousands, except for share and per share amounts)	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balance as of December 31, 2024	3,917,974	$0.17	5.52
Exercised	(2,116)	0.14
Expired	(1,058)	1.21
Balance as of March 31, 2025	3,914,800	0.16	5.27
Exercised	(185,745)	0.31
Balance as of June 30, 2025	3,729,055	0.16	5.20
Exercised	(1,274,258)	0.15
Balance as of September 30, 2025	2,454,797	$0.16	5.02
Vested and expected to vest at September 30, 2025	2,454,797	$0.16	5.02	$907
Vested and exercisable at September 30, 2025	1,396,560	$0.18	4.98	$506
The total intrinsic value of the options exercised was $0.7 million during each of the three and nine months ended September 30, 2025, and less than $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. As of September 30, 2025, the Company had stock-based compensation of less than $0.1 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 5.1 years.

The following table summarizes the RSU award activity for the period ended September 30, 2025:

	Unvested outstanding	Weighted-average grant date fair value	Vested-deferred outstanding	Weighted-average grant date fair value	Total
Balance at December 31, 2024	13,432,980	$1.23	706,830	$1.23	14,139,810
Granted - RSU awards	488,670	0.79	—	—	488,670
RSU awards vested and converted to shares	(265,201)	1.01	(513,342)	2.26	(778,543)
RSU awards vested and deferred	(407,548)	1.01	407,548	1.01	—
Forfeited - RSU awards	(169,801)	1.50	—	—	(169,801)
Balance at March 31, 2025	13,079,100	1.22	601,036	1.22	13,680,136
Granted - RSU awards	1,326,070	0.64	—	—	1,326,070
RSU awards vested and converted to shares	(449,561)	1.39	(31,871)	1.39	(481,432)
RSU awards vested and deferred	(392,794)	1.39	392,794	1.39	—
Forfeited - RSU awards	(27,770)	1.03	—	—	(27,770)
Balance at June 30, 2025	13,535,045	1.15	961,959	1.15	14,497,004
Granted - RSU awards	207,506	0.70	—	—	207,506
RSU awards vested and converted to shares	(146,376)	1.40	(46,627)	1.40	(193,003)
RSU awards vested and deferred	(91,592)	1.40	91,592	1.40	—
Forfeited - RSU awards	(264,450)	1.20	—	—	(264,450)
Balance at September 30, 2025	13,240,133	$1.14	1,006,924	$1.14	14,247,057
The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of common stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $0.1 million and $1.0 million during the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.4 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 the unvested-deferred outstanding balance of 1,006,924 RSU awards has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant's departure from the Company.
The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $8.9 million as of September 30, 2025, which is expected to be recognized over an estimated weighted average period of 1.2 years.
The following table summarizes the PSU award activity for the period ended September 30, 2025:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2024	1,590,227	$5.33
Granted - PSU awards	785,227	0.84
PSU awards vested and converted to shares	(151,790)	0.93
Forfeited - PSU awards	(99,409)	6.81
Unvested balance at March 31, 2025	2,124,255	3.98
Forfeited - PSU awards	(172,467)	3.98
Unvested balance at June 30, 2025	1,951,788	3.69
Forfeited - PSU awards	(173,005)	3.69
Unvested balance September 30, 2025	1,778,783	$3.35

The performance conditions for the PSU awards granted in 2023 were met and for the PSU awards granted in 2025 were partially met, therefore PSU stock-based compensation expense of $57.6 thousand and $157.3 thousand was recorded during the three and nine months ended September 30, 2025, respectively, and $25.2 thousand and $79.2 thousand during the three and nine months ended September 30, 2024, respectively. The performance conditions for the remaining outstanding PSU awards granted in 2021 were not probable of being met, therefore no PSU stock-based compensation expense was recorded for such awards during the three and nine months ended September 30, 2025 and 2024. Also, there were 391,950 PSU stock awards vested during 2022 and released during three and nine months ended September 30, 2025. The maximum amount of stock-based compensation expense for the unvested PSU awards, assuming maximum performance, is $6.0 million. Total remaining stock-based compensation expense for PSU awards will be recognized over the requisite service periods once the performance-based conditions are met or deemed to be probable.
During the three and nine months ended September 30, 2025, stock-based compensation expense of $1.7 million and $5.2 million, respectively, was recognized in general and administrative expenses, and $0.5 million and $1.6 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024, stock-based compensation expense of $1.8 million and $5.9 million, respectively, was recognized in general and administrative expenses, and $0.7 million and $1.8 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
13.Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) for purposes of making decisions regarding resource allocation and evaluating financial performance. As of the year ended September 30, 2025, the Company has determined that its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer are the CODMs. The CODMs review the unaudited condensed consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole as the Company is still in an early stage of business. The Company does not distinguish between markets or segments for the purpose of internal reporting. Accordingly, the Company has determined that it operates in a single operating and single reportable segment at the consolidated entity level. The CODMs use net loss and loss from operations as the key performance measures to make key operating decisions.
Revenues are based on the location where services are provided and products are sold. All of the Company’s revenues are attributable to the U.S. for the periods presented. Reported segment net loss and loss from operations for the Company’s single reportable segment are shown in the unaudited condensed consolidated statements of operations and comprehensive loss.
The following table presents the significant segment expenses that are regularly provided to the CODMs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenues	$4,657	$8,202	$15,900	$22,060
Cost of revenue	4,500	8,141	15,448	21,654
Operating expenses:
Personnel Expenses	4,643	5,877	13,909	17,839
Other Expenses	9,402	8,597	25,914	28,110
Depreciation and amortization	2,836	2,822	8,332	7,946
Impairment of assets	210	15,170	16,820	15,170
Total operating expenses	17,091	32,466	64,975	69,065
Loss from operations	$(16,934)	$(32,405)	$(64,523)	$(68,659)
The personnel expenses represent payroll expenses excluding stock-based compensation. The other expenses represent research and development excluding personnel expenses, and general and administrative excluding personnel expenses.

Long-lived assets (excluding deferred tax assets) by geography
(in thousands)	September 30, 2025	December 31, 2024
United States	$88,231	$82,530
Non United States	154,569	155,702
Total	$242,800	$238,232
14.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2025, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, related to foreign income taxes in Canada. Other than Canadian income taxes, there is no provision for income taxes because the U.S. Company has incurred operating losses since inception. The Company’s effective income tax rate was (0.48)% and (0.46)% for the three and nine months ended September 30, 2025, respectively, and (0.63)% and (0.58)% during the three and nine months ended September 30, 2024, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S.
15.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. The Company’s operating leases have remaining lease terms of one to nine years.
16.    Commitments and Contingencies
Commitments
The Company entered into multiple purchase agreements with various vendors to purchase equipment to fulfill a near-term demand for its PET closures during 2024. Pursuant to the agreements, the Company committed to purchase the equipment with installment payments. The Company made payments totaling $31.7 million through September 30, 2025, and has recorded the amount in property, plant, and equipment, net on the unaudited condensed consolidated balance sheets. The Company is obligated to make additional payments toward the remaining balances of up to approximately $27.3 million subject to the achievement of certain milestones.
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly, the Company was obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $16.6 million to the counterparty as of December 31, 2024, which is included in the foregoing aggregate total, and the agreement provided for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The Company recorded the advance payments in other long-term assets on the consolidated balance sheets. On April 4, 2025, the Company entered and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and future commitment under the take-or-pay agreement. The Company also paid an additional $0.4 million to the counterparty in April 2025 for capital expenses in connection with the agreement. As such, the Company recorded an impairment charge of $16.6 million to impairment of assets and $0.4 million in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2025.

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
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company manufactures specific products at Origin 1 based on the patents and sells those products, the Company would pay a royalty up to a cumulative $0.5 million. Thereafter, no further payments will be due for any production at Origin 1. If production of products based on the licensed patents occurs at other facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per such facility. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. No payments have been made under this agreement through September 30, 2025.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. There were zero and $0.1 million payments for the annual royalties made during the three and nine months ended September 30, 2025, respectively, and zero and $0.1 million payment made during the three and nine months ended September 30, 2024.
In September 2025, Origin Closures, LLC, a wholly-owned subsidiary of the Company, executed a Secured Promissory Note (the “Note”) with Starlinger & Co Gesellschaft m.b.H. (“Starlinger”), one of the Company's manufacturers, in the principal amount of €9.5 million (approximately $11.2 million based on the exchange rate in effect on September 22, 2025) to finance the purchase of certain equipment used to produce PET sheet. The Note is effective as of October 7, 2025, the date that Starlinger executed and delivered the Note to the Company. Interest under the Note accrues at a rate of 10.56% per annum and the Note is to be repaid in semi-annual installments of principal and interest on the last day of April and October, respectively, beginning in April 2026 and continuing until fully repaid in October 2029.
The Company enters into supply and service arrangements in the normal course of business. Supply arrangements are primarily for fixed-price manufacture and supply. Service agreements are primarily for the development of manufacturing processes and certain studies. Commitments under service agreements are subject to cancellation at our discretion which may require payment of certain cancellation fees. The timing of completion of service arrangements is subject to variability in estimates of the time required to complete the work.
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Since August 2023, the Company has been litigating a putative securities class action in the United States District Court for the Eastern District of California (the “Court”) against the Company and certain of its officers alleging violations of the federal securities laws in connection with the Company's announcement on August 9, 2023, that it expected the timeline for construction of its Origin 2 project to be delayed (In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.)). In March 2025, two shareholders each filed a derivative complaint in the Eastern District of California against certain of the Company’s current and former directors, with the Company as a nominal defendant. The cases are Thomas Kaspar v. John Bissell, et al., Case No. 2:25-at-00326 (E.D. Cal. Mar. 7, 2025) and Travis Tanasse v. John Bissell, et al., Case No. 2:25-at-00331 (E.D. Cal. Mar. 10, 2025). The complaints alleged breaches of fiduciary duty and related state and federal claims in connection with the same August 9, 2023 announcement by the Company that is at issue in the In re Origin Materials, Inc. Sec. Litig. case. As relief, purportedly on behalf of the Company, each plaintiff has sought unspecified damages, fees and costs, and governance changes. In October 2025, the Company entered into binding agreements to settle the putative shareholder class action lawsuit and the related derivative litigation. Each settlement agreement is subject to preliminary and final approval by the Court.

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

(In thousands, except for share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders—Basic	$(16,382)	$(36,763)	$(55,570)	$(70,175)
Net loss attributable to common stockholders—Diluted	$(16,382)	$(36,763)	$(55,570)	$(70,175)
Denominator:
Weighted-average common shares outstanding—Basic (1)	149,340,474	143,387,618	147,399,111	142,720,941
Weighted-average common shares outstanding—Diluted (1)	149,340,474	143,387,618	147,399,111	142,720,941

Net loss per share—Basic	$(0.11)	$(0.26)	$(0.38)	$(0.49)
Net loss per share—Diluted	$(0.11)	$(0.26)	$(0.38)	$(0.49)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 1,500,000 and 2,472,527 shares for each of the three and nine months ended September 30, 2025 and 3,000,000 and 3,974,453 shares for the three and nine months ended September 30, 2024.

Diluted net loss per share reflects the potential dilution of securities that could dilute share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net loss per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,058,231	1,481,531	1,058,231	1,481,531
Performance-based stock awards	1,778,783	1,694,916	1,778,783	1,694,916
Earnout shares	25,000,000	25,000,000	25,000,000	25,000,000
Sponsor Vesting Shares	1,500,000	3,000,000	1,500,000	3,000,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,396,566	2,873,258	1,396,566	2,873,258
Warrants to purchase common stock	35,476,627	35,476,627	35,476,627	35,476,627
RSU awards	13,240,133	10,473,845	13,240,133	10,473,845

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
•the ability to maintain the listing of the Company’s common stock on the Nasdaq Capital Market; and
•the impact of worldwide economic, political, industry, and market conditions, tariffs, geopolitical instability, supply chain disruptions, inflationary pressure, labor market constraints, bank failures, and other macroeconomic factors.
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
Our first Origin CapFormer System, a PET closure manufacturing system, successfully completed its FAT, which involves a series of tests performed on the system to ensure that the system meets the requirements and functions as intended, in September 2024. Since September 2024, our CapFormer System has produced caps for commercial qualification and has been delivered to our operations and manufacturing center in Reed City, Michigan, where it commenced production in February 2025. Our second Origin CapFormer System completed its FAT at Reed City facility in June 2025 with the third and fourth Systems, and our first extruder, completing their FATs in September 2025. We anticipate bringing additional CapFormer Systems online as part of our scale-up strategy with two additional lines and a second extruder expected to complete Factory Acceptance Testing on a rolling basis through Q4 of 2025.
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
Recent Developments
In September 2025, Origin Closures, LLC, our wholly-owned subsidiary, executed a Note with Starlinger, one of our manufacturers, in the principal amount of €9.5 million EUR (approximately $11.2 million based on the exchange rate in effect on September 22, 2025) to finance the purchase of certain equipment used to produce PET sheet. The Note is effective as of October 7, 2025, the date that Starlinger executed and delivered the Note to us. Interest under the Note accrues at a rate of 10.56% per annum and the Note is to be repaid in semi-annual installments of principal and interest on the last day of April and October, respectively, beginning in April 2026 and continuing until fully repaid in October 2029.
Exploring Strategic Alternatives
We believe it is prudent to explore strategic arrangements that could help the Company to accelerate value creation from our technology for the benefit of our shareholders. Some of these arrangements leverage potential synergies with partners or create options that may currently be unavailable to the Company acting alone. Accordingly, in August 2025, our Board initiated a broad strategic review to maximize shareholder value. The review is being overseen by the independent members of the Board of Directors, who are focused on strategic alternatives while our management focuses on the development of our PET closures technology and business. We are considering a range of alternatives encompassing a potential business combination, equity and debt financing, divestiture of assets, technology licensing, acquisition, merger, reverse merger, sale of assets and other strategic arrangements including, potentially, sale of the Company. As part of the review process, we engaged Royal Bank of Canada ("RBC") as our strategic and financial advisor. We have not yet finalized a timeline to complete the review and have made no decisions regarding any strategic alternatives. We do not intend to disclose further developments or guidance on the process for evaluating strategic alternatives unless and until it is determined that further disclosure is appropriate or necessary. There is no assurance this review process will result in a strategic alternative of any kind, nor any guarantee of a particular alternative's outcome or timing.
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
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our condensed consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.
Key Factors and Trends Affecting Our Operating Results
We are in the early stages of generating revenue. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including our need to procure substantial additional project financing in order to execute our growth strategy and expand our manufacturing capability to advance our PET closures and furanics technology, as well as those discussed below and under “Risk Factors.” During the quarter ended September 30, 2025, we remained focused on the priority build-out of our first eight CapFormer lines, progressing through order placement, manufacturing, testing, and shipping lines two through eight. We experienced a number of delays during this process, including slower subcomponent delivery, procurement, and delivery times, often due to tariff administration and logistics. As a result, we now expect Factory Acceptance Testing ("FAT") for each of our CapFormer lines to be completed 30 to 90 days beyond our prior expectations. As a result, we now expect a substantial reduction in our manufacturing output for 2026 and a smaller reduction for 2027, which may adversely affect our revenue, profitability, and ability to meet customer demand. In response, we are diversifying our manufacturing footprint, including the addition of a European mass production partner, to mitigate the impact of U.S. tariffs and maintain our ability to meet customer demand. And, as noted above, we launched a strategic review with our financial advisor, RBC, to identify accretive opportunities to enhance the company’s access to manufacturing capacity, marketing and distribution capabilities, and strategic capital.

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
Gain (Loss) in Fair Value of Earnout Liability
The gain (loss) in fair value of earnout liability consists of the change in fair value of the future contingent equity shares related to the Merger. We recognize incremental income (expenses) for the fair value adjustments of the outstanding liability at the end of each reporting period.
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

Results of Operations
Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations with respect to the items set forth in such table for the nine months ended September 30, 2025 and 2024 together with the change in such items in dollars and as a percentage.

	Nine Months Ended September 30,
(in thousands)	2025	2024	Variance $	Variance %
Revenues:
Products	$15,900	$22,057	$(6,157)	(28)%
Services	—	3	(3)	(100)%
Total revenues	15,900	22,060	(6,160)	(28)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	15,448	21,654	(6,206)	(29)%
Operating expenses:
Research and development	9,907	15,338	(5,431)	(35)%
General and administrative	29,916	30,611	(695)	(2)%
Depreciation and amortization	8,332	7,946	386	5%
Impairment of assets	16,820	15,170	1,650	11%
Total operating expenses	64,975	69,065	(4,090)	(6)%
Loss from operations	(64,523)	(68,659)	4,136	(6)%
Other income (expenses):
Investment income	3,208	5,447	(2,239)	(41)%
Interest expenses	(106)	(313)	207	(66)%
(Loss) gain in fair value of derivatives	(15)	237	(252)	(106)%
Gain (loss) in fair value of common stock warrants liability	4,048	(2,913)	6,961	(239)%
Gain (loss) in fair value of earnout liability	2,462	(2,401)	4,863	(203)%
Other expenses, net	(387)	(1,170)	783	(67)%
Total other income (expenses), net	9,210	(1,113)	10,323	(927)%
Loss before income tax provision	(55,313)	(69,772)	14,459	(21)%
Income tax provision	(257)	(403)	146	(36)%
Net loss	$(55,570)	$(70,175)	$14,605	(21)%
Revenues
Revenues decreased $6.2 million, or 28%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in product revenue is primarily due to the planned reduction in our supply chain activation program.
Cost of Revenues

Cost of revenues decreased $6.2 million, or 29%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to the decrease in revenue associated with our supply chain activation program.

Research and Development Expenses

Research and development expenses decreased $5.4 million, or 35%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is mainly attributable to a $2.9 million decrease in payroll expenses and $0.3 million decrease in stock-based compensation resulting from a reduction in headcount, and a $2.0 million decrease in insurance and facilities expenses.

Impairment of Assets
Impairment of assets increased $1.7 million, or 11%, during the nine months ended September 30, 2025 compared to the same period in 2024. The increase is mainly attributable to the non-cash impairment loss of $16.8 million in 2025, of which $16.6 million related to the agreement for conversion of materials produced by Origin 1 (see Note 16 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Report for additional details) and $0.2 million write-down of other current assets to fair market value of purchased product, compared to the non-cash impairment loss of $15.2 million in 2024, of which $12.3 million related to the capitalized costs specific to the Louisiana site for Origin 2 that were deemed not recoverable and a $2.9 million write-down of other current assets to fair market value of purchased product.
Investment Income
Investment income decreased $2.2 million, or 41%, during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is mainly driven by the decline in the marketable securities balances.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

We recognized an aggregate gain related to the changes in fair values of derivatives, common stock warrants liability, and earnout liability of $6.5 million during the nine months ended September 30, 2025 compared to an aggregate loss of $5.1 million during the same period in 2024. The aggregate gain related to the change in fair values increased $11.6 million. The increase in the gain related to the change in fair value of earnout liability of $4.9 million is the result of the revaluation of the earnout liability with the fair value of such liability decreasing significantly in the nine months ended September 30, 2025 as compared to increasing the fair value of liability during the same period in 2024. The $7.0 million increase in the gain related to the change in fair value of common stock warrants liability is the result of a significant decrease in the fair value of the common stock warrants in the nine months ended September 30, 2025 as compared to an increase in the fair value during the same period in 2024. The movement in these instruments’ fair values are driven by the price of our common stock. The decrease of $0.3 million in the loss from change in fair value of derivatives was associated with our foreign currency exchange purchases or sales.

Comparison of the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations with respect to the items set forth in such table for the three months ended September 30, 2025 and 2024 together with the change in such items in dollars and as a percentage.

	Three Months Ended September 30,
(in thousands)	2025	2024	Variance $	Variance %
Revenues:
Products	$4,657	$8,202	$(3,545)	(43)%
Total revenues	4,657	8,202	(3,545)	(43)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,500	8,141	(3,641)	(45)%
Operating expenses:
Research and development	3,328	5,127	(1,799)	(35)%
General and administrative	10,717	9,347	1,370	15%
Depreciation and amortization	2,836	2,822	14	—%
Impairment of assets	210	15,170	(14,960)	(99)%
Total operating expenses	17,091	32,466	(15,375)	(47)%
Loss from operations	(16,934)	(32,405)	15,471	(48)%
Other income (expenses):
Investment income	873	1,745	(872)	(50)%
Interest expenses	(27)	(86)	59	(69)%
Gain (loss) in fair value of derivatives	17	(43)	60	(140)%
Gain (loss) in fair value of common stock warrants liability	163	(2,285)	2,448	(107)%
Gain (loss) in fair value of earnout liability	—	(2,941)	2,941	100%
Other expenses, net	(396)	(517)	121	(23)%
Total other income (expenses), net	630	(4,127)	4,757	(115)%
Loss before income tax provision	(16,304)	(36,532)	20,228	(55)%
Income tax provision	(78)	(231)	153	(66)%
Net loss	$(16,382)	$(36,763)	$20,381	(55)%
Revenues
Revenues decreased $3.5 million, or 43%, during the three months ended September 30, 2025 compared to the same period in 2024. The decrease in product revenue is primarily due to the planned reduction in our supply chain activation program.
Cost of Revenues
Cost of revenues decreased $3.6 million, or 45%, during the three months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to the decrease in revenue associated with our supply chain activation program.
Research and Development Expenses
Research and development expenses decreased $1.8 million, or 35%, during the three months ended September 30, 2025 compared to the same period in 2024. The decrease is mainly attributable to a $0.9 million decrease in payroll expenses and $0.2 million decrease in stock-based compensation resulting from a reduction in headcount, and a $0.6 million decrease in insurance and facilities expenses.

General and Administrative Expenses

General and administrative expenses increased $1.4 million, or 15%, during the three months ended September 30, 2025 compared to the same period in 2024. The increase is primarily attributable to a $0.8 million increase in insurance and facilities expenses and a $1.7 million increase in professional fees which was offset by a $0.7 million decrease in equipment, maintenance and repairs resulting from Origin 1 changing to “on demand” operation in the third quarter of 2024, $0.2 million decrease in consumables, and $0.1 million decrease in each of the stock-based compensation and payroll expenses resulting from reduced headcount.
Impairment of Assets
Impairment of assets decreased $15.0 million, or 99%, during the three months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily attributable to a $0.2 million write-down of other current assets to fair market value of purchased product in the three months ended September 30, 2025 compared to the non-cash impairment loss of $12.3 million related to the capitalized costs specific to the Louisiana site for Origin 2 that were deemed not recoverable and a $2.9 million write-down of other current assets to fair market value of purchased product during the same period in 2024.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability

We recognized an aggregate gain related to the changes in fair values of derivatives, common stock warrants liability, and earnout liability of $0.2 million during the three months ended September 30, 2025 compared to an aggregate loss of $5.3 million during the same period in 2024. The aggregate gain related to the change in fair values increased $5.4 million. The decrease in the loss related to the change in fair value of earnout liability of $2.9 million is the result of the revaluation of the earnout liability with the fair value of such liability with no changes in the three months ended September 30, 2025 as compared to an increase during the same period in 2024. The $2.4 million increase in the gain related to the change in fair value of common stock warrants liability is the result of a minimal decrease in the fair value of the common stock warrants in the three months ended September 30, 2025 as compared to an increase during the same period in 2024. The movement in these instruments’ fair values are driven by the price of our common stock. The increase of less than $0.1 million in the gain from change in fair value of derivatives was associated with our foreign currency exchange purchases and sales.
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
Reconciliation of GAAP net loss to non-GAAP adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(16,382)	$(36,763)	$(55,570)	$(70,175)
Stock-based compensation	2,245	2,459	6,814	7,776
Depreciation and amortization	2,836	2,822	8,332	7,946
Impairment of assets	210	15,170	16,820	15,170
Investment income	(873)	(1,745)	(3,208)	(5,447)
Interest expenses	27	86	106	313
(Gain) loss in fair value of derivatives	(17)	43	15	(237)
(Gain) loss in fair value of common stock warrants liability	(163)	2,285	(4,048)	2,913
(Gain) loss in fair value of earnout liability	—	2,941	(2,462)	2,401
Other expenses, net	396	517	387	1,170
Income tax provision	78	231	257	403
Adjusted EBITDA	$(11,643)	$(11,954)	$(32,557)	$(37,767)
Liquidity, Capital Resources and Going Concern
Sources of Liquidity
As of September 30, 2025, we had $54.3 million in cash, cash equivalents, and marketable securities. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $93.7 million as of September 30, 2025. We incurred a net loss of $16.4 million and $55.6 million for the three and nine months ended September 30, 2025, respectively, and net cash used in operating activities was $23.9 million for the nine months ended September 30, 2025. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds. We are winding down our legacy supply chain activation program in 2025, and we expect to collect all of our accounts receivables, with a balance of $15.5 million at September 30, 2025, in due course, resulting in a significant source of cash. Additionally, as of September 30, 2025, we had $9.1 million of land held for sale in Geismar, Louisiana, and we expect the sale of this land to result in an additional significant source of cash.
Going Concern
Based on our liquidity positions of September 30, 2025, including $54.3 million in cash, cash equivalents, and marketable securities, and our operating plan, including the planned purchase of equipment to scale up our PET closures business, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future, management determined that there is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date these unaudited condensed consolidated financial statements are issued.
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
Our Board of Directors has commenced a broad strategic review of alternatives that we anticipate could accelerate value creation from our technology for the benefit of our shareholders. We are evaluating additional strategies to obtain funding for future operations, particularly given the increased capital requirements resulting from tariffs. Tariff costs can significantly raise the cash outlay require for financed equipment, as we do not expect the tariffs will contribute to the financeable value of the equipment, making debt financing in those instances more expensive and potentially suboptimal. These strategies may include, but are not limited to, obtaining funding through equity, equity-linked, and/or debt securities, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or other capital sources and/or strategic transactions. We may also enter into additional strategic partnerships to finance the development of closures manufacturing lines. We have not yet secured additional financing and there can be no assurance that we will be able to obtain any sources of financing on a timely basis, on acceptable terms, or at all. And, at current operating levels, these conditions raise substantial doubt about our ability to continue as a going concern within a year of this Report. Accordingly, absent substantial additional financing by the end of 2025, we expect to need to begin scaling back or ceasing certain operational functions and processes, reducing headcount, and potentially implementing other mitigations and contingencies, which may include disposition of assets or sale of the Company. See Note 1 “Organization and Business” to the unaudited condensed consolidated financial statements in this Report and Part II, Item 1A “Risk Factors” under the header “Risks Related to Our Business” for additional information.
Indebtedness
As of September 30, 2025 and December 31, 2024, we had $14.9 million and $14.4 million of indebtedness under a Canadian government program, respectively, of which zero was received during each of the three and nine months ended September 30, 2025 and zero and $8.1 million was received during the three and nine months ended September 30, 2024, respectively. Additionally, as of September 30, 2025, we had liability balances consisting of $1.7 million notes payable, short-term, and less than $0.1 million of unpaid accrued interest recorded in other liabilities, current. As of December 31, 2024, we had liability balances consisting of $1.7 million notes payable, long-term, $3.8 million notes payable, short-term, $0.1 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, current.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provides for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. The repayments in the amount of $2.7 million and $1.9 million were made on September 1, 2024 and 2025, respectively, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At September 30, 2025, the total note principal outstanding balance was $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. At December 31, 2024, the outstanding note principal balance was $3.5 million, of which $1.7 million was included in notes payable, long-term, and $1.8 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. In addition, the legacy stockholder has exercised its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.

Cash Flows for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following table shows a summary of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(23,872)	$(45,123)
Net cash provided by investing activities	7,879	19,458
Net cash (used in) provided by financing activities	(6,019)	3,549
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(234)	3,010
Net decrease in cash and cash equivalents	$(22,246)	$(19,106)
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $23.9 million. Non-cash expenses recognized that were added back to the net loss of $55.6 million include $16.8 million impairment loss, $8.3 million depreciation and amortization, and $6.8 million stock-based compensation. These adjustments were partially offset by the $4.0 million change in fair value of common stock warrants liability, $2.5 million change in fair value of earnout liability, $3.2 million decrease in accounts receivable and other receivables, and $1.3 million increase in accrued expenses.
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
Cash Provided by Investing Activities
Net cash provided by investing activities was $7.9 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $19.5 million over the same period in 2024. The change was primarily related to the increase in purchases of property, plant and equipment of $16.0 million to scale up our PET closures business and a decrease in maturities of marketable securities of $74.7 million which was partially offset by the increase in net sales of marketable securities by $77.0 million to $15.1 million for the nine months ended September 30, 2025 from net purchases of $61.9 million for the same period in 2024, and $2.1 million in proceeds from the sale of a portion of the land held for sale.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $3.5 million over the same period in 2024. The $9.6 million change was primarily related to an increase of $1.5 million in payment of notes payable, offset by a decrease of $8.1 million in proceeds from Canadian Government Research and Development Program as we did not receive any funding in the current year.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of September 30, 2025, consisted of:
•Operating lease liabilities that are included on our unaudited condensed consolidated balance sheets consists of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space. Operating lease liabilities of $0.3 million are short term and the remaining $3.6 million is long-term.
•In the near-term, we anticipate making payments related to the repayment agreement associated with the notes payable. The repayment in the amount of $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the associated Offtake Agreement. For additional information regarding this repayment, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business plan assumes we can secure substantial additional financing, which may be unavailable on favorable terms, if at all.
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
•Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.
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
•We currently do not meet the listing standards of The Nasdaq Stock Market LLC (the “Nasdaq”) and as a result our common stock may be delisted, which could have a material adverse effect on its liquidity.
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

As of September 30, 2025, we had $54.3 million in cash, cash equivalents, and marketable securities. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $93.7 million as of September 30, 2025. We incurred a net loss of $16.4 million and $55.6 million for the three and nine months ended September 30, 2025, respectively, and net cash used in operating activities was $23.9 million for the nine months ended September 30, 2025. We expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Because our cash and cash equivalents will not be adequate to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, there is substantial doubt regarding our ability to continue as a going concern.

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
Our business plan assumes we can secure substantial additional project financing, which may be unavailable on favorable terms, if at all.
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
Our customers have in the past, and may in the future require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.

Prior to purchasing our products, our customers have in the past, and may in the future require our products to undergo extensive qualification. For example, with respect to our PET closures, such qualification has involved testing the closures' ability to withstand pressure, heat, and breakage as well as their reliability when used with the customer’s high-speed capping system. This qualification process may continue for a few months or longer, and we cannot guarantee that our products will pass the required tests. Even if we are successful in qualifying a product, sales of that product are not guaranteed. We have in the past and may in the future incur significant expenses relating to product qualification for a customer that chooses not to purchase our products in the quantities that we expected or at all. Moreover, one customer's qualification process may differ significantly from that of another customer such that successful qualification by one customer does not guarantee successful qualification by another. In addition, any modifications to a product following initial success in qualification and subsequent sales may necessitate a new qualification process, which may delay sales and render previously qualified products obsolete, leading us to hold inventory. Even after our products are qualified, our customers may requires additional time to, for example, conduct market testing, before commencing purchases in significant volumes. We have in the past, and may in the future devote significant personnel and financial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales, and these efforts may take longer than we expect or may not be successful at all. Moreover, other companies that have announced their intention to develop competing PET closures may be successful in qualifying their alternative closures with customers before we do, which may allow them to gain an advantage over us in market penetration. If we are unable to timely qualify our products with a customer, or if competing businesses achieve success in customer qualification before we do, our sales of product to that customer may be delayed or foreclosed, which could adversely affect our financial condition and results of operations.

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
Our operating plan assumes that we will rely on a limited number of manufacturing facilities to meet customer demand and that these facilities will supply most of our products until additional facilities can be brought online. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our facilities' equipment may be costly to replace or repair, and our equipment supply chains have been and may continue to be disrupted in connection with potential changes in tariffs and trade barriers (such as those recently imposed on European Union countries and Switzerland, China, Canada, and Mexico by the United States). For example, we have had to contend with a blanket 10% tariff on goods from Europe, which increased to 15% on August 1, 2025, as well as a 39% tariff on goods from Switzerland, which have impacted equipment we require for our CapFormer lines. We experienced a number of OEM manufacturing delays, including slower subcomponent deliveries and procurement delays, often due to tariff considerations. As a result, we expect Factory Acceptance Testing (‘FAT’) completion for each of our CapFormer lines to be 30 to 90 days beyond our prior expectations. We may also be impacted by retaliatory tariffs and barriers imposed by other countries, sanctions (such as those imposed against Russia following its military incursion into Ukraine), and other factors. In addition, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.
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
We currently have commercial arrangements with a limited number of customers from which we expect to derive a significant portion of near-term revenue. Our top two customers from product sales, in the aggregate, accounted for approximately 98% and 93% as of September 30, 2025 and December 31, 2024, respectively, of total accounts receivable outstanding balances and accounted for approximately 100% of total revenue for each of the three and nine months ended September 30, 2025, and 100% and 94% of total revenue for the three and nine months ended September 30, 2024, respectively. Our business, results of operations, and financial condition may be harmed by the loss of one or more of our significant customers, a substantial reduction in their orders, their failure to enter into offtake agreements or purchase commitments that support necessary financing, or at all, or to purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate the agreements and/or pursue damages against us, which could harm our business.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025, makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation, as well as makes other significant changes to the U.S. tax laws. We continue evaluating the impact, if any, of the OBBBA on our business and financial condition and expect the results of such evaluation to be reflected in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025.

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
The U.S. government has adopted a new approach to trade policy and in some cases has sought to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. Although the tariffs that have been initiated to date have not had a material impact on our operating results, to the extent that significant additional tariffs are imposed, depending on the extent of such tariffs, they could have a material impact on our operating results.
The President already has imposed a blanket 15% tariff on goods from European countries and a 39% tariff on goods from Switzerland pursuant to the International Emergency Economic Powers Act (“IEEPA”), which have increased the cost of components used with our CapFormers, many of which currently are derived from European and Swiss suppliers. These tariff-related cost increases may become substantial. For example, the cost of a replacement for one of the components used in our CapFormer systems has increased 10% due to tariffs on European imports, which increased to 15% on August 1, 2025, while another CapFormer subsystem that we source from Switzerland will be subject to a 39% tariff that came into effect August 7, 2025. We have entered a new partnership with a European manufacturer for the production of caps, as a result, the products produced in Europe and imported to the U.S. may be subject to a 15% tariff. The additional cost from a tariff would result in increased costs and adversely impact our financial results. Similarly, we currently have manufacturing operations in Canada to produce Furanic Intermediates, a 25% tariff on all imports from Canada would increase the cost of our Furanic Intermediates manufactured in Canada, which would and adversely impact our business, results of operations, financial condition and cash flows.
The legality of such IEEPA-based tariffs is under review by the U.S. Supreme Court, after both the U.S. Court of International Trade and the Court of Appeals for the Federal Circuit found them to be ultra vires. If the U.S. Supreme Court affirms these lower courts’ rulings, the U.S. government would no longer be able to collect such tariffs. If, however, the U.S. Supreme Court overturns the lower courts' rulings, the current tariffs and trade restrictions on European and Swiss goods, among others, could significantly increase the costs of our CapFormers, the components and raw materials we use with them, and the prices of our products or those of our customers with which our products are used. This, in turn, could reduce demand for such products, or reduce our, or our customers’ margins, and adversely impact our, or their revenues, financial results, and ability to service debt.
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

We rely on third-parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, manufacturing processing, process orders and invoices, payments, inventory management and other functions. We also depend on these systems to respond to customer inquiries, support our overall internal control process, maintain property, plant and equipment records, and pay amounts due to vendors and other creditors. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if a third party with whom we work fails to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that the third-parties with whom we work have not been compromised. We may share or receive sensitive information with or from third parties including, for example, information generated by or stored on our CapFormer Systems, which are operated and maintained by our manufacturing partners and to which we and others may have remote access. Such sensitive information could be stolen or accessed without authorization, or the systems on which the information is generated or stored, or the connections used to transmit the information, may be compromised as a result of our or others’ configuration or misconfiguration of those systems and connections or as a result of cybersecurity attacks on our systems or those of our manufacturing partners. While we have implemented security measures and configuration policies that seek to protect sensitive information and the systems and connections on which such information is generated, stored, and transmitted, we cannot guarantee that those measures and policies will be sufficient to protect the information.
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
The stock markets, including The Nasdaq Capital Market on which we have listed the shares of our common stock under the symbol “ORGN,” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our common stock, the market price of our common stock has been and may be volatile and could decline significantly. Our common stock experienced such a decline in August 2023. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock at which you purchased our common stock. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Report;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the listing requirements of Nasdaq;
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
We currently do not meet the listing standards of Nasdaq and as a result our common stock may be delisted, which could have a material adverse effect on its liquidity.
Our common stock and Public Warrants are currently listed on The Nasdaq Capital Market. If we fail to continue to satisfy the continued listing requirements of Nasdaq, such as the corporate governance or public float requirements, or the minimum closing bid price requirement, Nasdaq will take steps to delist our common stock. The per share price of our common stock has declined below the minimum bid price threshold required for continued listing. On April 7, 2025, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq, notifying us that, for the last 31 consecutive business days, the closing bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq’s listing rule 5810(c)(3)(A), we were provided 180 calendar days, or until October 6, 2025, to regain compliance with the minimum bid price requirement. On October 7, 2025, we received written notice from Nasdaq notifying us that it had determined that we were eligible for an additional 180-day calendar period, or until April 6, 2026, to regain compliance. The determination was based upon us meeting the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the Minimum Bid Requirement), and our written notice of our intention to cure the deficiency by effecting a reverse stock split, if necessary. If we do not regain compliance with the Minimum Bid Requirement by April 6, 2026, Nasdaq will provide written notification to us that our common stock will be delisted. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Staff to a Hearings Panel. There can be no assurance that we will regain compliance with the minimum bid price requirement or be successful in maintaining our listing of our common stock on The Nasdaq Capital Market.
There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, even if we regain compliance, we may not be able to sustain compliance with Rule 5550(a)(2) in the long term. A failure to meet the requirements of the listing standards of Nasdaq may result in additional deficiency letters in the future. Any potential delisting of our common stock from The Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our common stock from The Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock.
Additionally, if our common stock is delisted from The Nasdaq Capital Market, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our clients’, customers’ and employees’ confidence in us and employee morale.
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
As of September 30, 2025 we have Warrants outstanding to purchase an aggregate of 35,476,627 shares of common stock. Pursuant to the Merger Agreement, we may issue up to 25,000,000 shares of our common stock as Earnout Shares. In addition, pursuant to the 2021 Equity Incentive Plan and the ESPP, we may issue an aggregate of up to 36,392,293 shares of common stock, which amount is subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
There are no disclosures required by this Item 5, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Bylaws of the Company.	8-K	001-39378	3.2	June 29, 2021
10.1^	Secured Promissory Note, by and between the Company and Starlinger & Co Gesellschaft m.b.H., dated September 22, 2025.	8-K	001-39378	10.1	October 8, 2025
10.2^	Guaranty Agreement, by and between the Company and Starlinger & Co Gesellschaft m.b.H., dated September 22, 2025.	8-K	001-39378	10.2	October 8, 2025
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*Filed herewith.

+     Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
^ Certain confidential information contained in this exhibit, marked by [***], has been omitted pursuant to Item 601(b) of Regulation S-K because it is both (i) not material and (ii) is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGIN MATERIALS, INC.

Date: November 13, 2025	By:	/s/ John Bissell
John Bissell
Chief Executive Officer

Date: November 13, 2025	By:	/s/ Matt Plavan
Matt Plavan
Chief Financial Officer and Chief Operating Officer