Form 10-K
period 2025-12-31
Origin Materials, Inc.
filed 2026-03-30
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(916) 231-9329
Registrant’s telephone number, including area code
_____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	ORGN	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for 1/30th of a share of Common Stock at an exercise price of $11.50 per share	ORGNW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $14.40 for shares of the Registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $69.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had issued and outstanding an aggregate of 5,425,037 shares of common stock as of March 20, 2026.
Documents Incorporated by Reference
Certain information required by Part III, Items 10-14 of this Annual Report on Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10‑K, such information will be included in an amendment to this Annual Report on Form 10‑K to be filed within such 120-day period.

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, which can be found at https://investors.originmaterials.com/, as well as press releases, our filings with the Securities and Exchange Commission (the “SEC”), and public conference calls and webcasts. We also use other mediums, including the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•the Company’s estimates regarding the sufficiency of our cash resources and expenses, capital requirements and need for substantial additional financing, and our ability to obtain the substantial additional financing that we need to support our operations and to continue to operate as a going concern;
•the Company’s ability to complete construction and commissioning of closure manufacturing facilities for our PET closure in the expected timeframe and in a cost effective manner;
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
•the Company’s ability to procure necessary capital equipment and to produce our products in commercial quantities;
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

EXPLANATORY NOTE – REVERSE STOCK SPLIT
On March 19, 2026, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation (the “Amendment”), to effect a one-for-thirty (1:30) reverse stock split of our issued and outstanding common stock, effective as of March 19, 2026 (the “Reverse Stock Split”). A series of alternate amendments to effect the Reverse Stock Split was approved by our stockholders at a Special Meeting of Stockholders held on February 17, 2026, and the specific one-for-thirty (1:30) ratio was subsequently approved by our Board of Directors on March 4, 2026.
The Amendment provided that at the effective time of the Reverse Stock Split, every 30 shares of our issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all shares of our common stock issued and outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under our equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options and restricted stock units outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such stock options. No fractional shares were issued because of the Reverse Stock Split. If as a result of the Reverse Stock Split, a stockholder would otherwise hold a fractional share, one full share of common stock was issued in lieu of issuing any such fractional share. The number of authorized shares of common stock was not adjusted as a result of the Reverse Stock Split.
The Reverse Stock Split was effective after market close on March 19, 2026. Our common stock began trading on a post-Reverse Stock Split basis on The Nasdaq Capital Market on March 20, 2026. All share information included in this Annual Report on Form 10-K has been adjusted to reflect as if the Reverse Stock Split occurred as of the earliest period presented.
We effected the Reverse Stock Split in order to regain compliance with the minimum bid price requirement of The Nasdaq Capital Market. Following the Reverse Stock Split, our common stock must trade above the minimum $1.00 per share price for 10 consecutive trading days to regain compliance. There can be no assurance that we will, in fact, regain compliance with the minimum bid price requirement or be successful in maintaining our listing of our common stock on The Nasdaq Capital Market.

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
•We have experienced, and may continue to experience, significant delays or other obstacles in the design, production, launch and/or maintenance of our products, and we may be unable to successfully or timely commercialize those products, which could harm our business.
•We have not yet produced any of our products in large commercial quantities.
•Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.
•Construction of manufacturing lines for production of our PET closures may not be completed in a timely or cost-effective manner, or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures technology.
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

•Some members of our management team have relatively limited experience operating a public company.
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

PET Closures Technology Platform
Our PET closures and technologies for producing them reflect our mission to enable the world’s transition to sustainable materials, as well as our polymer expertise and platform development capability. We entered the market with what we believe is the first commercially viable PET closure. We anticipate that our PET closure solutions can be transformative for packaging by designing for recycling circularity and improving the performance and sustainability of packaging. Our products include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles.
In accordance with our revenue growth strategy, We are expanding our PET cap production capability through the deployment of CapFormer Systems, our manufacturing units for the production of PET closures. Our first CapFormer System is operational in Reed City, Michigan. Additional lines are in various stages of fabrication and deployment, with six lines having successfully completed Factory Acceptance Testing (“FAT”), which involves a series of tests performed on the systems to ensure they meet the requirements and functions as intended. We anticipate bringing additional CapFormer Systems online as part of our scale-up strategy, with six lines already fully procured and projected to be installed by the end of 2026.

Market Opportunity
Our PET closures are designed to address the estimated $65 billion global closures market. This market is comprised of a number of differentiated segments. Our current strategic prioritization targets five large functional segments including water ($7 billion), carbonated soft drinks (“CSD”–$6 billion), other beverage applications (hot fill, ready-to-drink, beer, wine, milk, sports–$18 billion), non-beverage (food and pharmaceutical–$20 billion), and other non-beverage ($17 billion). Each segment utilizes different cap formats to achieve unique performance characteristics required by the product.
Our Addressable Markets
Within the estimated $65 billion closures market, we believe there is strong and growing demand for solutions offering superior performance and sustainability characteristics. We believe there is particularly strong demand for products that are designed for circularity, thus enabling the re-use and recycling of materials, as opposed to waste and downcycling. We designed our PET closures to outperform today’s incumbent high density polyethylene (“HDPE”) and polypropylene caps in ways that can improve product shelf life without relying on custom polymers, which can compromise the purity of the recycling system. Our technology enables the lightest cap for a wide variety of containers, reducing plastic waste and improving sustainability. We expect to make PET closures in a wide variety of formats for not only beverage containers but food containers and others as well.

Competitive Landscape
Although a few other companies are currently developing PET closures, in August 2025, Origin became the first and only company to put commercially scalable PET caps on beverage products into store shelves, partnering with a California-based alkaline water brand. We hold a strong IP position for our differentiated PET cap and cap production technology, which we call CapForming. We believe that CapForming is the only approach to PET cap production that can use thermoforming. We believe our technology differentiates our PET cap production from any known alternative being developed today and all known past attempts to develop a PET cap, creating a strong competitive moat.
In the closures market, we anticipate potential competition from traditional HDPE and polypropylene cap producers and other companies who may develop and launch PET caps. Following the trend of lightweighting, competitors may continue to develop lighter weight caps. We expect our caps to be among the lightest of their kind; however, if alternative caps continue to become lighter, this could reduce our currently expected advantage with respect to this trait. We may also face competition from manufacturers of non-plastic containers. Apart from competition, we believe there are opportunities for cooperation with incumbent cap producers who could help commercialize and increase adoption of our PET closures.

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
•Can Make Products Last Longer. We believe our caps have the potential to extend product shelf life because they are made from PET, which offers improved gas barrier properties compared with common cap materials HDPE and polypropylene, preventing oxygen from getting in and CO2 from getting out.
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
•Attractive Clarity and User Experience. Our PET closure provides a satisfying user experience, from its feel to the sound it makes when opened. This is key to product adoption because it meets the expectations of consumers and the world’s leading food and beverage brands. Our PET caps offer aesthetically pleasing clarity and transparency, differentiating them from incumbent caps.
•Cost Competitive. We expect that our patent-pending PET closures will have a commercially competitive cost basis when compared with HDPE and polypropylene, which to date no other PET cap has been able to achieve, despite past attempts within the industry. This competitive cost stems from Origin’s our unique manufacturing system, technology, and process.
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

Business Strategy
Our goal is to build a commercially successful business that can scale and meet current and future expected demand for sustainable and performance enhanced materials. As we advance and scale up our PET closures business, we expect to introduce manufacturing capacity, which may include acquiring production lines that can produce sustainable materials and product applications. We also expect to continue to develop new materials and product applications, together with our partners, to maintain and increase our competitive advantages.

Key elements of our strategy include:
Near-term revenue generation through the sale of PET closures:
•We are focusing our available human and cash resources on developing near-term, recurring revenues through our PET closures. We expect new near-term revenues to be derived from products sold into the closures markets.

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
Category leading innovation in PET:
•We expect to develop a portfolio of products from our PET closure technology and manufacturing process. Research and development will enable continual improvement and the development and refinement of novel products from this technology platform. We are beginning with the 1881 closure format for water and we expect to develop larger caps for different beverage types as well as caps for food and non-food containers.
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

Raw Materials Supply
The Origin CapFormer System can produce PET closures from any type of PET, whether virgin PET, rPET, bio-based PET, or blends of these, depending on customer preference. The ability to incorporate rPET into closures increases the amount of recycled content for products and supports customers’ ability to make and claim 100% PET (or even rPET) containers, including the caps. Our raw materials are established commodities and we do not require custom polymers to produce our caps. We believe we will be able to source materials as needed to manufacture closures.

Research and Development
Research and development is important to the success of our closures business. Origin’s innovation involves a new manufacturing process for PET closures that is different from the injection and compression molding methods traditionally used for HDPE and polypropylene closures. Different closure formats have different geometries and technical needs, including tolerances to pressure and temperature. We are advancing the practice of thermoforming to meet the performance demands of closures, performing research and development to define and refine the thermoforming process to meet the geometries, tolerances, and performance specifications of producing PET closures using our technologies. Our research and development enables technology advancements designed to increase line throughput and efficiency, develop new formats beyond beverages, and develop additional features such as tethers. At times, we perform research and development with third-party research organizations, strategic partners, and equipment subsystem manufacturers. Our first PET closure production line is located in our manufacturing center in Reed City, Michigan, where we partner with Reed City Group, a company with an extensive plastic material knowledge.

Intellectual Property
Our PET closures and furanics technology platforms (see Furanics Technology Platform below) are protected by patents, trade secrets, and know-how.
Patents. Our patent portfolio is comprised of 10 issued patents focused on PET closures and their production and 31 issued patents focused on the conversion of biomass to CMF and HTC and downstream derivatives thereof. We currently have 11 pending U.S. filings and 50 international patent applications directed to our PET closures technology in jurisdictions that include ARIPO, Argentina, Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, Saudi Arabia, South Africa, Taiwan, and the United Kingdom. In addition, we currently have 6 pending U.S. filings and 22 patent international applications focused on the conversion of biomass to CMF and HTC and downstream derivatives thereof in jurisdictions that include Brazil, China, Europe, Japan, Korea, Mexico and Malaysia.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patent holder for administrative delays by the United States Patent and Trademark Office ("U.S.PTO") in examining and granting a patent. A patent’s term also may be shortened if the patent is terminally disclaimed over a commonly-owned patent or a patent naming a common inventor that has an earlier expiration date.
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
Know-how. An important aspect of our intellectual property, in addition to our patent portfolio and trade-secrets, is the depth of understanding and proficiency we gained in the behavior of Origin’s technology platforms including, for example, chemical reactions, handling of feedstocks, and storage, transport, and process conditions, and customer product and processing interactions. This know-how is carefully captured in many ways, such as by being photographed, recorded, measured, quantified, summarized, compared, and otherwise described. Within this information set, we have identified many key insights without which we believe a would-be competitor would be at a comparative disadvantage in our industry and could not easily replicate our results.
Furanics technology platform. In addition to its PET closures technologies, Origin holds significant intellectual property related to furans, a class of chemicals with properties enabling the production of widespread materials, like plastics, with a potential long-term addressable market estimated at over $1 trillion. This includes proprietary technology for transforming biomass into versatile intermediate chemicals such as chloromethylfurfural ("CMF") and hydrothermal carbon (“HTC”), which we collectively refer to as Furanic Intermediates. CMF can be converted into numerous commodity and specialty chemicals, with target markets that include food and beverage packaging, apparel, carpet fibers, adhesives, coatings and plasticizers. HTC is a diverse, high-potential material whose development targets include carbon black replacement for tires, foams and dyes, paint and coating applications, and agriculture and soil products. To minimize ongoing costs while preserving Origin’s capability for long lead-time production that could support exploration of furanics technology scale-up with strategic partners, we have indefinitely suspended investment in the Company’s furanics technology together with plant operations.

Regulatory
Several states like California, Maine, and New Jersey, as well as Canada and the European Union, have enacted or are considering “minimum recycled content” regulations mandating certain minimum post-consumer recycled content in certain types of packaging, including, specifically, plastic beverage containers. Legislative and regulatory measures to mandate or encourage waste reduction and recycling also have been considered, or are under consideration, in jurisdictions where we expect to produce or sell our products. These regulations may present new opportunities for sustainable products like our PET closures, which can be made from recycled PET and be recycled together with the PET containers on which they are used. PET closures may involve food contact and will be regulated by the U.S. Food and Drug Administration (the “FDA”), the European Food Safety Authority (“EFSA”) or government authorities in other jurisdictions. For example, our PET closures sold in the European Union are required to be tethered to the bottle or container based on recent regulatory requirements in the region.
The production of chemicals and intermediates, including CMF and HTC, for ongoing research and development activities and strategic partnerships may require authorizations or exemptions under the Toxic Substances Control Act (“TSCA”) administered by the U.S. Environmental Protection Agency (the “EPA”) and the Canadian Environmental Protection Act (“CEPA”) administered by Health Canada and Environment and Climate Change Canada. Future commercial production processes are subject to regulations and permit requirements relating to air emissions, wastewater discharges, waste generation and disposal, and other environmental matters.
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
Human Capital. We believe that our ability to attract, retain and motivate exceptional employees is vital to our long-term competitive advantage. As such, our compensation practices, including long-term equity incentive plans, are designed to drive sustainable performance and align employee incentives with shareholder values. As of December 31, 2025, we had approximately 91 employees located in the United States and 7 employees in Canada, all of whom were full-time employees. None of our employees is subject to a collective bargaining agreement and we believe we have a good relationship with our employees.

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
Risks Related to Our Business
There is substantial doubt about our ability to continue as a going concern and we will require significant additional financing, inclusive of the convertible debt financing announced November 2025, to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.
As of December 31, 2025, we had $53.5 million in cash, cash equivalents, and marketable securities. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $287.8 million as of December 31, 2025. We incurred a net loss of $249.7 million and net cash used in operating activities was $32.8 million for the twelve months ended December 31, 2025. We expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Because our cash, cash equivalents, and marketable securities will not be adequate to fund our planned operations through at least twelve months from the date the financial statements included in this Annual Report are issued, there is substantial doubt regarding our ability to continue as a going concern.
In November 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional purchaser, providing for the issuance in tranches of senior secured convertible notes (the “Convertible Notes”) with a principal face amount of up to $100.0 million and a 10% original issue discount. We must meet several conditions precedent to issue each tranche of Convertible Notes. While we met the conditions to issue the first tranche in an aggregate amount of $16.7 million (from which we received $15 million after deducting the original issue discount), there can be no guarantee that we will meet the conditions to issue any subsequent tranche of Convertible Notes. As such, we are continuing to evaluate additional strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining funding through equity, equity-linked, and/or debt securities, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or other capital sources and/or strategic transactions. We may also enter into additional strategic partnerships to finance the development of closures manufacturing lines. We have not yet secured such additional financing and there can be no assurance that we will be able to do so on a timely basis, on acceptable terms, or at all. Our ability to obtain financing for the expansion of our manufacturing facilities or for other operations may depend in part on our ability to first enter into customer agreements sufficient to demonstrate adequate demand to justify the capital expenditure. The perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. In addition, any debt financing, such as that reflected by the Purchase Agreement, may (and, in the case of the Purchase Agreement, does) involve restrictive covenants that impact our ability to conduct our business.
If we are unable to raise additional capital on a timely basis, on acceptable terms, or at all, we could be required to take additional actions to address our liquidity needs. In February 2026, we implemented, an organizational realignment to enhance our cash resources and reduce the amount of additional capital we believe we require to achieve cash-positive operations, while maintaining the required expertise and personnel to successfully launch our PET caps in 2026. The reorganization was designed to produce an approximately $11.0 million reduction in our annual operating expenses by reducing headcount, ceasing further investments in our furanics platform, and narrowing PET closure format development initiatives in 2026 by deferring non-beverage format development to 2027, and limiting CapFormer line build-out in 2026 to the six lines already procured and scheduled to be installed by year end. There can be no assurance that these actions will be sufficient to address our liquidity needs. Accordingly, we may need to implement additional cost reduction measures, such as further reducing operating expenses and further delaying, reducing the scope of or discontinuing or altering manufacturing activities, including our PET closures business, which would harm our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code.
Although we have been able to obtain additional financing, the additional capital raised thus far has not sufficed, by itself, to alleviate the substantial doubt regarding our ability to continue as a going concern. Failure to manage discretionary spending or failure to raise additional financing, whether from issuance of additional tranches of Convertible Notes or otherwise, may adversely impact our ability to achieve our intended business objectives. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.
We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders, and any strategic transactions that we may consummate in the future could have negative consequences.
In August 2025, our board of directors initiated a broad ongoing strategic review to maximize stockholder value, which includes an evaluation of a wide range of options including equity and debt financing, divestiture of assets, technology licensing, acquisition, merger, reverse merger, other business combination, sale of assets and other strategic arrangements including, potentially, sale of the Company. We can provide no assurance as to the review’s outcome, that this strategic review process will result in us pursuing any particular transaction or that we will be able to successfully consummate any strategic transaction on attractive terms, on a timely basis, or at all. Any potential transaction will depend on several factors that may be beyond our control including, for example, market conditions, industry trends, third party consents, such as stockholder approval, which could be difficult or costly to obtain, and the available terms of the transaction. The review process, the negotiation and consummation of a transaction or other strategic alternatives may be costly, time consuming, distracting, and disruptive to our business operations. Moreover, the possibility that exploration of strategic alternatives may ultimately result in a sale, merger, or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly-skilled employees through attrition, and result in the loss of customers, suppliers, and other key business partners, each of which could harm our business. We may ultimately determine that no transaction is in the best interest of our stockholders. Speculation regarding developments associated with our review of strategic alternatives, and any perceived uncertainties related to our business, could significantly increase the volatility of our share price. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.
We are an early stage company with a history of losses and our future profitability is uncertain.
We have had a history of net losses due to our primary focus on research and development, plant construction, capital expenditures and early-stage commercial activities. Substantially all of our net losses since inception have resulted from our furanics plant construction, procurement and set-up of CapFormer manufacturing lines and related equipment, research and development, and general and administrative costs associated with our operations. We have only limited history of generating revenue, and we expect that our net losses from operations will continue for the foreseeable future. Based on our estimates and projections, which are subject to significant risks and uncertainties, we expect our commercial scale production to be limited for several years and challenges with the design, construction, funding, and labor and equipment supply for our closures manufacturing lines and plants may further delay this timeline. Even as we commercialize and begin to generate revenue, we may not become profitable for many years, if at all.
Our potential profitability is dependent upon many factors, including our ability to complete development of our closures manufacturing lines and effectively operate those lines, maintain an adequate supply chain, anticipate and react to demand for our products, manufacture our products on a commercial scale, secure additional customer commitments, and otherwise execute our growth plan. The rate at which we incur losses may be higher in future periods as we:
•develop our PET closure business;
•increase our spending on strategic partnerships;
•increase our sales and marketing activities; and
•expand our commercial production capabilities and incur costs associated with developing and commercializing our closures technology.

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
Our business plan assumes we can secure substantial additional financing, which may be unavailable on favorable terms, if at all.
We expect to need substantial additional financing in order to execute our growth strategy and expand our manufacturing capability to advance our PET closures technology. We have not yet secured all such project financing and may not in the future, and they may not be available on commercially reasonable terms, if at all. In particular, our ability to obtain financing for the construction of future manufacturing lines and plants may depend, in part, on our ability to first enter into customer agreements that demonstrate sufficient demand to justify such construction. If we are unable to obtain such financing, or secure sufficient customer agreements, on commercially reasonable terms, or at all, we will not be able to execute our growth strategy.
To the extent that we raise additional capital through the sale of equity or convertible debt securities like the Convertible Notes issued pursuant to the Purchase Agreement, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, such as that represented by the Purchase Agreement and Convertible Notes, and preferred equity financing, if available, may involve (and, in the case of the Convertible Notes, does involve) agreements that include customary affirmative and negative covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Debt financing, including our recent convertible note financing, could also have significant negative consequences for our business, results of operations and financial condition, including, among others, increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing, requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, limiting our flexibility in planning for, or reacting to, changes in our business, and placing us at a possible competitive disadvantage compared to less leveraged competitors or competitors that may have better access to capital resources.
Our ability to comply with the provisions of the financing agreements like the Purchase Agreement, Convertible Notes, or the Secured Promissory Note the Company issued in September 2025 in favor of Starlinger & Co Gesellschaft m.b.H., may be affected by events beyond our control and our inability to comply with any of these provisions could result in a default under those financing agreements. If such a default occurs, the lender may elect to declare any borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and it would have the right to terminate any commitments it has to provide further borrowings. If we are unable to repay any outstanding borrowings when due, the lender under those financing agreements also has the right to proceed against the collateral, including a significant portion of our cash, cash equivalents, and marketable securities, granted to secure the indebtedness under those accounts. If the financing agreements were to be accelerated, we cannot assure you that our cash, cash equivalents, and marketable securities accounts would be sufficient to repay in full that indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
In the normal course of our business, we provide payment terms to certain of our customers. As a result, our business could be adversely affected if our customers’ financial condition deteriorates and they are unable to repay us. This risk may increase if the general economic downturn continues and further affects a large number of our customers or if our customers fail to manage their business effectively or adequately disclose their financial condition to us. Certain of our suppliers, including suppliers of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which disrupted our supply chain and required us to identify alternative suppliers, and may again in the future resulting in delay and/or additional cost. In addition, certain of our supply chain activation vendors have failed to pay and/or expressed doubt about their ability to timely pay, or pay at all, amounts due to us, which amounts are, in some cases, substantial. We manage the risk of customer default through a combination of due diligence, contractual terms, and a diversified customer base. The number of customers, as well as our ability to discontinue service, contributes to reduce credit risk with respect to accounts receivable. Despite such mitigation efforts, customer defaults have occurred and may continue to occur, and we may be unable to recover all or any of the amounts due to us, or we may be forced to incur, and in one case in which a supply chain activation vendor accepted prepayments from us for product that the vendor failed to deliver, have incurred, legal and other collection costs to recover such amounts.
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
We are required to maintain compliance with covenants under our debt and similar agreements. There are and will be operating or financial restrictions and covenants in certain of our debt and similar agreements, including the promissory notes we are party to, as well as certain other agreements to which we are or may become a party. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances, and sell assets. These covenants could limit our ability to engage in activities that may be in our best long-term interests. Our failure to comply with certain covenants in these agreements could result in an event of default under the various debt and similar agreements, allowing lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under such circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
Risks Related to Our Operations and Industry
We have experienced, and may continue to experience, significant delays or other obstacles in the design, production, launch and/or maintenance of our products, and we may be unable to successfully or timely commercialize those products, which could harm our business.
We face challenges inherent to developing and commercializing our products as they are based on a new base material and design. We have experienced, and may continue to experience, design, manufacturing, quality, support, marketing and other challenges that could delay or prevent the development, commercialization or marketing of our products. For example, one of our equipment manufacturing partners has extended the timeline to develop certain specialized components used to scale up production of our PET closures while another anticipates long lead times to ramp up production of one of our CapFormer subsystems. In addition, we have invested significant amounts in the design, production, launch and maintenance of our products, including our PET closures. Our products have never been successfully produced at large commercial scales. Developing our products is complex and involves uncertainties, including whether they will work as intended in the applications for which they are designed or at all, or whether they will deliver the performance and sustainability benefits that we believe differentiate our products from those with which they must compete. Moreover, for our PET closures product, customer qualification can take months, even for a single iteration, because the process is dynamic, can vary by customer, and requires multiple cycles of design, production, shipment, testing, gathering feedback, and design updates. Delays in any of stages of a qualification cycle can in turn delay our ability to earn revenue from our products.
Furthermore, the introduction of new products, such as our PET closures, requires us to manage the transition from existing/incumbent products, such as HDPE and polypropylene closures and the machines that apply them to packaging, in accordance with customer requirements. For example, products like our PET closures depend on the ability to operate with third-party systems such as capping machines, and these systems will not necessarily work with our products as well as they do with existing alternatives like HDPE or polypropylene closures. One bottling line can, moreover, behave differently from another and, with larger customers operating hundreds of bottling lines in multiple regions, customer requirements can be demanding to ensure consistent performance of our closures across those lines and regions. If we fail to achieve and maintain compatibility with our customers’ infrastructure, the products with which our products will be used, and our customers’ supply and distribution networks, then demand for our products will decline, reducing our revenue and market share, which could harm our business, financial condition and results of operations.
We also expect to introduce new products as we encounter changing customer and regulatory requirements, such as tethered caps to comply with European regulations, and increasing competitive pressures, including those from incumbent HDPE and polypropylene closure manufacturers and others trying to develop PET closures. If we cannot make and increase sales of our products, keep pace with technological and regulatory developments to meet customer needs, or compete with evolving standards, or if the technologies we invest in fail to meet customer needs or are not adopted by customers in the timeframes we expect, our business will be adversely affected.
We have not yet produced any of our products in large commercial quantities.
We have no experience in producing large quantities of our products. While we have succeeded in producing small amounts of our PET closures, for customer evaluation, we have only relatively recently commenced commercial-scale production. There are significant technological and logistical challenges associated with producing, marketing, selling, and distributing products in the closures industry, and we may not be able to resolve all of the difficulties that arise in a timely or cost-effective manner, or at all. While we believe that we understand the engineering and process characteristics necessary to successfully build and operate additional planned facilities and scale up to larger and/or additional facilities, we may be unable to cost-effectively manage such construction and operation at a scale or quality consistent with customer demand in a timely or economical manner or at all.
Our customers have in the past, and may in the future require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.
Prior to purchasing our products, our customers have in the past, and may in the future require our products to undergo extensive qualification. For example, with respect to our PET closures, such qualification has involved testing the closures’ ability to withstand pressure, heat, and breakage as well as their reliability when used with the customer’s high-speed capping system. This qualification process may continue for a few months or longer, and we cannot guarantee that our products will pass the required tests. Even if we are successful in qualifying a product, sales of that product are not guaranteed. We have in the past and may in the future incur significant expenses relating to product qualification for a customer that chooses not to purchase our products in the quantities that we expected or at all. Moreover, one customer’s qualification process may differ significantly from that of another customer such that successful qualification by one customer does not guarantee successful qualification by another. In addition, any modifications to a product following initial success in qualification and subsequent sales may necessitate a new qualification process, which may delay sales and render previously qualified products obsolete, leading us to hold inventory. Even after our products are qualified, our customers may requires additional time to, for example, conduct market testing, before commencing purchases in significant volumes. We have in the past, and may in the future devote significant personnel and financial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales, and these efforts may take longer than we expect or may not be successful at all. Moreover, other companies that have announced their intention to develop competing PET closures may be successful in qualifying their alternative closures with customers before we do, which may allow them to gain an advantage over us in market penetration. If we are unable to timely qualify our products with a customer, or if competing businesses achieve success in customer qualification before we do, our sales of product to that customer may be delayed or foreclosed, which could adversely affect our financial condition and results of operations.

Construction of manufacturing lines for production of our PET closures may not be completed in a timely or cost-effective manner or at all. Any delays in or failure to finance and complete the construction of manufacturing facilities could severely impact the implementation and commercialization of our PET closures technology.
Our ability to satisfy our customer demand for PET closures depends, in part, on our ability to secure additional funding. While we have selected some sites for our current and planned PET closures manufacturing lines, we expect to need more. We may have difficulty finding sites with appropriate infrastructure and access to raw materials and skilled labor. Consequently, we cannot predict on what terms the owners and operators of such sites may agree to design and construct our future manufacturing facilities. Our business, financial condition, results of operations and prospects could be severely impacted, we may lose customers and customer demand, and we could face litigation if we are unable to construct these facilities and procure and set up our manufacturing lines within the planned timeframes, which are relevant to some of our customers’ sustainability, marketing, or other goals, or in a cost-effective manner, or at all due to a variety of factors. Such factors include, without limitation, a failure to acquire or lease property on which to build and operate our manufacturing facilities, tariffs and other trade limitations, travel and visa restrictions, imposed by or in response to the United States, a stoppage of construction as a result of epidemics, disruptions caused by global sanctions imposed against Russia following its military incursion into Ukraine, a major supplier of certain metals such as nickel used in certain materials of construction, unexpected construction problems, permitting and other regulatory issues, severe weather, inflationary pressures, labor disputes, or issues with subcontractors or vendors, including payment disputes, which we have previously experienced.
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
We currently rely on, and plan to rely on, a limited number of manufacturing facilities to meet near-term customer demand for our PET closures sales.
Our operating plan assumes that we will rely on a limited number of manufacturing facilities to meet customer demand and that these facilities will supply most of our products until additional facilities can be brought online. In February 2026, we announced our intention to limit CapFormer line build-out in 2026 to the six lines already procured and scheduled to be installed by year end. Adverse changes or developments affecting these facilities could impair our ability to produce our products. Any shutdown or period of reduced production at these facilities, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in supply delivery, would, among other things, significantly disrupt our ability to recognize revenue, execute our expansion plans, and meet our contractual obligations and customer demand. In addition, our facilities’ equipment may be costly to replace or repair, and our equipment supply chains have been and may continue to be disrupted in connection with potential changes in tariffs and trade barriers (such as the temporary 15% tariff on U.S. imports from all countries recently announced by the United States). For example, we have had to contend with a blanket 10% tariff on goods from Europe, which increased to 15% on August 1, 2025, as well as a 39% tariff on goods from Switzerland, which have impacted equipment we require for our CapFormer lines. We experienced a number of OEM manufacturing delays, including slower subcomponent deliveries and procurement delays, often due to tariff considerations. As a result, we expect Factory Acceptance Testing (“FAT”) completion for each of our CapFormer lines to be 30 to 90 days beyond our prior expectations. We may also be impacted by retaliatory tariffs and barriers imposed by other countries, sanctions (such as those imposed against Russia following its military incursion into Ukraine), and other factors. In addition, certain of our suppliers, including of equipment used in some of our manufacturing facilities, have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. If any material amount of our equipment is damaged, we could be unable to predict when, if at all, we could replace or repair such equipment or find suitable alternative equipment, which could adversely affect our business, financial condition, results of operations and prospects. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. We may be unable to obtain appropriate types or amounts of insurance, and any insurance coverage we have may be insufficient to cover all of our potential losses or continue to be available to us on acceptable terms, or at all.
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
We currently have commercial arrangements with a limited number of customers from which we expect to derive a significant portion of near-term revenue. Our top two customers from product sales, in the aggregate, accounted for 100% and 96% of total revenues for the twelve months ended December 31, 2025 and 2024, respectively. Our business, results of operations, and financial condition may be harmed by the loss of one or more of our significant customers, a substantial reduction in their orders, their failure to enter into offtake agreements or purchase commitments that support necessary financing, or at all, or to purchase product, their unwillingness to extend contractual deadlines if we fail to meet production, product, or specification requirements, their inability to perform under their contracts or a significant deterioration in their financial condition. If we fail to perform under the terms of these agreements, the customers could seek to terminate the agreements and/or pursue damages against us, which could harm our business.
Our products may not achieve market success, but will still require significant costs to develop, which could harm our business, financial condition, and results of operations.
We believe that we must dedicate significant resources to develop and commercialize our products before knowing whether there will be market acceptance of our products. We may never commercialize the products we develop, and even if commercialized, the performance of these products is uncertain. For example, we currently have predominantly non-binding customer commitments for commercial quantities of our products. Some prospective customers are currently evaluating and testing our products prior to making large-scale purchase decisions. Other products we expect to develop have not yet started customer evaluation and testing. The successful commercialization of our products depends on our customers’ ability to commercialize the end-products that use our products, which may gain market acceptance slowly, if at all. Furthermore, the technology for our products is new, and the economic and physical performance, including their recyclability, circularity, impact on shelf life, or other expected sustainability benefits, is uncertain. The market for our PET closures still is nascent and subject to significant risks and uncertainties.
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
•the price, performance (e.g., gas barrier, weight), and sustainability (e.g., carbon intensity, recyclability) of our products compared to competitive and alternative products, including incumbent HDPE and polypropylene closures, as well as similar products made by different methods such as PET closures made using injection or compression molding methods;
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
The closures industry is highly competitive, and we face significant competition from incumbent HDPE and polypropylene closures businesses as well as incumbent injection and compression molding technologies, which have been widely adopted. Many of our current competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Recently, certain of our competitors in the closures industry have announced products, including PET closures, that may compete directly with our own. Our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in laws and regulations. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share.
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
The commercial success of our closures business may be influenced by the price of incumbent HDPE or polypropylene, and of closures made from these materials, relative to the price of PET, and of closures made from this material.
Our commercial success may be influenced by the cost of HDPE or polypropylene relative to PET, as well as the relative price of closures made from these materials. Negative impacts could result from changes in the relative prices of HDPE, polypropylene, and PET, and of closures made from these materials. Cheaper HDPE or polypropylene relative to PET could drive our customers to shift purchases away from our PET closures and toward closures made from HDPE or polypropylene, which they currently use in large numbers.
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
Our PET closures are designed to use PET, including recycled PET, as a raw material. The cost such raw material is generally influenced by supply and demand factors, and our operating plans include assumptions that the materials we intend to use as feedstocks will be available at prices similar to historic levels with low volatility. As we continue to expand our production, we will increase our demand for PET to produce our PET closures, which may alter the anticipated stability in the costs of our raw materials and potentially drive an increase in their cost.
Our results of operations will be directly affected by the cost of raw materials and other inputs, like the amount and cost of steam in the manufacturing process. The cost of raw materials and energy, such as that used in the manufacturing process or to produce the raw material used in that process, comprises a significant amount of our total cost of goods sold and, as a result, movements in the cost of raw materials, and in the cost of other inputs, will impact our profitability. Because a significant portion of our cost of goods sold is represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
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
Parts of our supply chain currently are dependent on a limited number, and in some cases a single, third-party supplier or service provider for key inputs, equipment, and services including for production of our PET closures. We may be unable to secure agreements with our preferred (or the only) supplier of some inputs, equipment, or services on a time frame or terms we find acceptable, or at all. Our reliance on few or single suppliers in a limited number of locations risks multiple supply chain vulnerabilities. For example, certain of our suppliers have in the past and may in the future declare bankruptcy or become insolvent, which could disrupt our supply chain or require us to identify alternative suppliers, resulting in delay and/or additional cost. Locating our first CapFormers in the United States means we are subject to cost increases on the components used to make these systems, which predominantly come from Europe. We and our suppliers have been and may continue to be subject to disruptions due to blanket tariffs imposed by the United States. These include a temporary 15% tariff on U.S. imports from all countries recently announced by the United States that will impact goods from Switzerland and Germany from which we source certain subsystems for our CapFormer lines.
We are likewise exposed to cost increases on the closures produced by our CapFormers due to retaliatory tariffs imposed by other countries in which we may sell those closures. These tariffs have impacted our ability to deploy CapFormer manufacturing lines in the United States, and have resulted in significant delays in the delivery and commissioning of key equipment, increasing our capital requirements and impairing our ability to finance equipment through debt, as tariffs do not contribute to the financeable value of the equipment. This has contributed, along with other factors, to a substantial reduction in our expected manufacturing output for 2026 and 2027, which may adversely affect our revenue, profitability, and ability to meet customer demand. If we are unable to mitigate these impacts through alternative manufacturing arrangements or secure additional non-dilutive financing, we may be required to rely more heavily on equity financing, which could be dilutive to existing shareholders. The military conflict in Ukraine can exacerbate the risks to our supply chain to the extent our suppliers depend on raw materials, components, or parts from Russia or Ukraine including, for example, certain metals, like nickel, used in materials of construction.
While we have taken, and continue to take, steps to diversify our suppliers, several of the suppliers we use to produce CapFormer components and subsystems currently are sole source suppliers. Finding substitute suppliers and service providers, to the extent they exist, and shifting production to substitute suppliers and service providers we know exist, may be expensive, time-consuming, or impossible and could interrupt or delay the supply of our products causing us to lose revenue and potentially harm our customer relationships or reputation and expose us to contractual remedies under our supply agreements. To the extent we do not have firm commitments from our third-party suppliers or service providers for a specific time period or capacity, quantity, and/or pricing, our suppliers may allocate capacity to their other customers, which could make that capacity unavailable to us when needed or at reasonable prices and prevent us from delivering our products on time or at all. For instance, if we are unable to timely obtain shipping services for our PET closures, we may need to store those closures for extended periods during which they could degrade or become unusable, forcing us to dispose of them and/or replace them at additional cost. Any of these occurrences could adversely affect our supply chain and cause serious harm to our business.

We may be unable to secure agreements with local suppliers for the necessary amount of raw materials needed to produce our PET closures in certain circumstances. Additionally, if our suppliers do not accurately forecast and effectively allocate sufficient materials to us or if they are not willing to allocate sufficient supplies to us, it may reduce our access to raw materials needed for our manufacturing and require us to search for new suppliers. The unavailability of any raw materials could result in production delays, idle manufacturing facilities, product design changes and loss of access to important residues supporting our production, as well as impact our capacity to fulfill our obligations under our supply agreements. In addition, unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, epidemics or pandemics, trade and shipping disruptions, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational.
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
The development of new manufacturing facilities entails a number of risks and assumptions, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Our assessment of the projected benefits associated with the construction of new production lines for our PET closures, is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition, results of operations and cash flows could be adversely impacted.

Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks. Such risks may include difficulties in designing, developing, implementing, and scaling up new process technologies, development and production timing delays, lower than anticipated manufacturing yields, product defects, and inability to consistently meet customers’ product specifications or performance or cost requirements, among others. Errors, defects in materials, operating permit and license delays, customer product returns, interruption in our supply of materials or resources, and disruptions at our facilities or those of our partners due to accidents, maintenance issues, or unsafe working conditions, all could affect the timing, efficiency, or success of our production processes. Such production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and results from operations.
We may not be successful in finding future strategic partners for continuing development of our manufacturing facilities and feedstock opportunities, or tolling and downstream conversion of our products.
We may seek to develop additional strategic partnerships to develop our manufacturing facilities, increase feedstock supply due to manufacturing constraints, or share or defray capital costs required to develop our products and plants. We may not be successful in our efforts to establish such strategic partnerships or other alternative arrangements for our products, technology, or manufacturing facilities because our research and development pipeline may be insufficient, our products or manufacturing facility designs or processes may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view our products or manufacturing facilities as having the requisite potential to demonstrate commercial success. In particular, if we are unable to advance strategic partnerships to fund further our development of closures manufacturing lines, we may be delayed or may never be complete such development, which may adversely impact our operation and financial results.
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
We have entered, and may in the future enter, into license and collaboration arrangements for the development and production of some of our products. In the future, we may enter into additional license and collaboration arrangements. Any collaboration we enter into is subject to numerous risks. Such risks may include, among others, collaborators’ significant discretion to determine the effort and resources they will apply to the collaboration, to delay or elect not to continue development of a product or process under the collaboration, or to develop, independently or with third parties, products or processes that compete directly or indirectly with our products or manufacturing processes. A collaborator’s development, sales, or marketing activities or other operations may not comply with applicable laws resulting in civil or criminal proceedings.
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
Changing weather patterns and the increase in frequency of severe storms such as hurricanes and tornadoes could cause disruptions or the complete loss of our facilities or delay the construction of future facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. Climate change may also negatively impact our labor force by, for example, reducing the hours during which construction or other outdoor work can be performed safely in extreme hit or under conditions of poor air quality. The effects of climate change can not only adversely impact our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations and financial condition. Any governmental efforts to dismantle or defund federal agencies and projects aimed at monitoring and mitigating climate change may also adversely impact our ability to prepare for the impacts of climate change on our business.
Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic, the imposition of tariffs on virtually all countries with which the United States trades and those countries’ retaliatory tariffs, or the global sanctions imposed against Russia following its military invasion of Ukraine, or inflation in fuel costs resulting from regional instability due to military conflict in the Middle East, could result in a variety of risks to our business, including our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. The escalating conflict in the Middle East, including the recent military actions by the United States and Israel against Iran and the resulting actions by Iran against its neighboring states and other countries have created global security concerns that could result in an extended regional war or have a lasting impact on regional and global economies. The length and magnitude of the conflict and its impacts are unpredictable. The conflict already has caused or exacerbated disruptions in global transportation, airspace restrictions, fuel price increases, changes to carrier operations, and knock-on effects across international logistics networks and supply chains we rely on for transport of capital equipment, raw materials, and our products. The conflict could also lead to other market disruptions, including volatility in commodity prices, credit and capital markets, as well as increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. See also "Risks Related to Government Regulation."
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025, makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation, as well as makes other significant changes to the U.S. tax laws. We continue evaluating the impact, if any, of the OBBBA on our business and financial condition. See Note 15 “Income Taxes” to the consolidated financial statements in Item 8 of this Annual Report for more information.
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

The Organization for Economic Co-operation and Development (“OECD”) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) has put forth two proposals-Pillar One and Pillar Two-that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the European Union member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries (both within and outside the European Union) have enacted new law implementing Pillar Two or have draft legislation proposed for adoption. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation anticipated in 2024. We are continuing to evaluate the potential impact on future periods of the Inclusive Framework, pending legislative adoption by individual countries, which could have an adverse impact on our effective tax rate, income tax expense and cash flows. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.
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
In addition, our PET closures are subject to food safety regulations. In the U.S., the Health and Human Services Secretary Kennedy has directed the U.S. Food and Drug Administration to explore rule making that could eliminate a pathway for companies to self-affirm food ingredients are safe. If implemented, such a rule could make it more difficult for us to timely or cost-effectively bring products like our PET closures to market, which could adversely affect our business and results of operations.
Our manufacturing facilities will require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not be issued or continue in effect, and renewals of any issued permits may contain significant new requirements or restrictions.
Compliance with environmental laws and regulations generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under environmental laws, regulations or permit requirements. In addition, the market for plastic products like our PET closures generally, is heavily influenced by applicable federal, state and local government laws, regulations and policies, such as the European Union’s Single-Use Plastic Directive, which came into effect in July 2024, and minimum recycled content requirements for beverage bottle packaging in the European Union, Peru, South Africa, and certain states in the United States, as well as public perception. Changes in these laws, regulations and policies or how these laws, regulations and policies are implemented and enforced could cause the demand for our products to decline and deter investment in the research and development of such product. Concerns associated with plastic products generally, continue to receive legislative, industry and public attention. This attention could result in future legislation, regulation and/or administrative action that could adversely affect our business.

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.S.A PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can also be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
Our operating plan requires us to source raw materials and supplies internationally, and foreign currency exchange rate fluctuations and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business, financial condition, results of operations and prospects.
Our expansion model is global and we expect to need to source raw materials and supplies from suppliers around the world. In particular, we expect to source PET, including recycled PET, from suppliers local to our closures manufacturing lines, or to arrange for transport of PET to the site of those lines. The U.S. federal government or other governmental bodies have implemented and may in the future propose changes to international trade agreements, tariffs, taxes and other government rules and regulations, and may impose sanctions limiting trade with other countries. If foreign currency exchange rates fluctuate or any restrictions or significant increases in costs or tariffs or sanctions are imposed related to raw materials and supplies sourced to our plants as a result of amendments to existing trade agreements or otherwise, this may increase our supply and shipping costs, resulting in potential decreased margins. The extent to which our margins could decrease in response to any future tariffs is uncertain. We continue to evaluate the impact of trade agreements, as well as foreign currency exchange rate fluctuations and other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. We may expand our operations to countries with unstable governments that are subject to instability, corruption, changes in rules and regulations and other potential uncertainties that could harm our business, financial condition, results of operations and prospects. We have entered a new partnership with a European manufacturer for the production of caps and, as a result, we may become subject to new and potentially burdensome and/or expensive regulations including the General Data Protection Regulation ("GDPR") and the Corporate Sustainability Reporting Directive (“CSRD”), among potentially others, which may increase our costs of production and adversely impact our business, results of operations, financial condition, and cash flows. In addition, pandemics such as COVID-19 may result in increased travel restrictions and the extended shutdown of certain businesses throughout the world, and prolonged closures in Canada, Europe, Asia and elsewhere may disrupt the operations of certain suppliers of raw materials and other supplies, which could, in turn, negatively impact our business, financial condition, results of operations and prospects.

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
The President already has imposed a blanket 15% tariff on goods from European countries and a 39% tariff on goods from Switzerland pursuant to the International Emergency Economic Powers Act (“IEEPA”), which have increased the cost of components used with our CapFormers, many of which currently are derived from European and Swiss suppliers. In the aftermath of the decision by the United States Supreme Court in Learning Resources, Inc. v. Trump that IEEPA does not authorize the President to impose tariffs, the President imposed a temporary 15% tariff on U.S. imports from all countries under section 122 of the Trade Act of 1974. Tariff-related cost increases may become substantial. For example, the cost of a replacement for one of the components used in our CapFormer systems has increased 10% due to tariffs previously imposed on European imports, which increased to 15% on August 1, 2025, while another CapFormer subsystem that we source from Switzerland was subject to a 39% tariff that came into effect August 7, 2025. We have entered a new partnership with a European manufacturer for the production of caps and, as a result, the products produced in Europe and imported to the U.S. may be subject to a 15% tariff. The additional cost imposed by these tariffs may adversely impact our business, results of operations, financial condition, and cash flows. The current tariffs and trade restrictions on European and Swiss goods, among others, could significantly increase the costs of our CapFormers, the components and raw materials we use with them, and the prices of our products or those of our customers with which our products are used. This, in turn, could reduce demand for such products, or reduce our, or our customers’ margins, and adversely impact our, or their revenues, financial results, and ability to service debt.
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
Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting, both in the United States and internationally, including risks related to climate, workforce and other sensitive matters. To the extent we share information about our ESG practices, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Further, we may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on ESG, political, public policy, economic, geopolitical, or other sensitive issues. Any perceived lack of transparency about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us.
We may be exposed to negative publicity based on the identity and activities of our customers and others with whom we do business, and the public’s view of our customers’ and business partners’ approach to ESG matters. Our management may incur additional costs and need to dedicate increased of time and attention to ESG matters and to comply with a rapidly changing landscape of regulations and expectations. For example, the President issued an Executive Order mandating the United States’ withdrawal from the Paris Agreement, and other climate-focused international agreements and commitments. Some states also have introduced or passed bills to restrict, regulate, or prohibit DEI initiatives. Our failure to comply with any applicable rules or regulations with respect to ESG matters could lead to penalties and adversely impact our access to capital and employee retention, and could impact third parties on whom we rely, adversely affecting our business, financial condition, or results of operations. For example, if our customers back away from carbon emission reduction or other sustainability goals in response to the President’s Executive Orders, demand for our products may decline because environmental and sustainability benefits are part of the value proposition of those products.
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
We have made and intend to continue to make significant capital investments into the research and development of proprietary information and other intellectual property as we develop, improve and scale our processes, technologies and products. Failure to fund and make these investments, or underperformance of the technology funded by these investments, could severely impact our business, financial condition, results of operations and prospects.

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
Some of our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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
We may not realize the expected benefits from our February 2026 workforce reduction, and it could result in total costs and expenses that are greater than expected and could disrupt our business.
In February 2026, we implemented a reduction in our workforce. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We may not fully realize the anticipated benefits and savings from this operational realignment due to unforeseen difficulties, disruptions, delays or unexpected costs, which could adversely affect our financial condition. The changes to our operations and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have an adverse effect on our development activities, our business, results of operations or financial condition. If we are unable to realize the expected operational efficiencies, our business, results of operations and financial condition would be adversely affected. In addition, to the extent we do not realize such anticipated operational efficiencies, we may need to undertake workforce reductions or restructuring activities in the future. Furthermore, our reductions in force may be disruptive to our operations. If employees who were not affected by the reductions in force seek alternative employment, this could result in our seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, technical and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our products. We may also discover that the reductions in workforce could make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, results of operations and financial condition.
If we fail to maintain effective internal control over financial reporting, it may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
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
In addition, litigation, including securities class action litigation, has often followed announcements of significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative earnings results. We are, and may in the future be, the target of this type of litigation. These events may also result in investigations by the SEC.

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
•expansion to new markets; and
•fluctuations in commodity prices.
If securities or industry analysts who follow us do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.
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
In the future, we may incur debt, such as the Convertible Notes we issued to an institutional purchaser pursuant to the Purchase Agreement we entered into in November 2025, or issue equity ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument, like the Convertible Notes, containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

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
On March 19, 2026, we filed an amendment of our amended and restated certificate of incorporation to effect a reverse split of our common stock at a ratio of one-for-thirty (the "Reverse Stock Split"). Following the Reverse Split, our common stock must trade above the minimum $1.00 per share price for 10 consecutive trading days in order to regain compliance with the minimum bid price requirement. There can be no assurance that we will, in fact, regain compliance with the minimum bid price requirement or be successful in maintaining our listing of our common stock on The Nasdaq Capital Market.
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

We completed a reverse stock split of our shares of common stock, which may reduce and limit the market trading liquidity of the shares due to the reduced number of shares outstanding, and may have an anti-takeover effect.
The liquidity of our common stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding. The Reverse Stock Split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost to sell their shares and greater difficulty associated with such sales. Reducing the number of outstanding shares of our common stock through the Reverse Stock Split is intended to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions, and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the Reverse Stock Split will produce its intended benefits, that the market price of our common stock will remain higher following the Reverse Stock Split, or that the market price of our common stock will not decrease in the future.
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. Additionally, vesting of equity awarded to our employees, officers, and directors has in the past and may in the future result in a large number of sell-to-cover transactions over a short period to cover tax withholding obligations, putting downward pressure on the market price of our common stock. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, may be able to be sold in the public market. We are unable to predict the effect that sales may have on the prevailing market price of common stock and Public Warrants.
There is no guarantee that the Public Warrants will be in the money at the time they become exercisable, and they may expire worthless.
Following our Reverse Stock Split, the exercise price for our Public Warrants is $345.00 per whole share of common stock. There is no guarantee that the Public Warrants will be in the money prior to their expiration in June 2026 and, as such, the Public Warrants may expire worthless.
Our Public Warrants are issued in registered form under the Warrant Agreement between the warrant agent and us. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.
We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such Warrants worthless.
We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our common stock equals or exceeds $540.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (a) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

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
As of December 31, 2025 we have 35,476,627 Warrants outstanding. The Public warrant holders will need to exercise 30 warrants for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the Public Warrants. Pursuant to the Merger Agreement, we may issue up to 833,333 shares of our common stock as Earnout Shares. In addition, pursuant to the 2021 Equity Incentive Plan and the ESPP, we may issue an aggregate of up to 1,213,076 shares of common stock, which amount is subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
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
Our Director of IT, together with our managed service provider ("MSP"), are responsible for helping to identify, assess and manage the Company’s cybersecurity threats and risks by monitoring and evaluating our threat environment using, among other things, manual processes, automated tools, internal audits, threat and vulnerability assessments, evaluating threats reported to us, evaluating our and our industry’s risk profile, and subscribing to reports and services that identify cybersecurity threats.
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
Assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Director of IT coordinates with representatives of the Company’s departments and teams to evaluate the Company’s risk profile and identify and mitigate cybersecurity threats. Our General Counsel/Chief Compliance Officer evaluates material risks from cybersecurity threats and reports to both the Company’s executive management team and the Audit Committee of the Board of Directors. We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, data backup and recovery providers, cyber insurers, and legal counsel.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our Board of Directors (the “Board”) addresses the Company’s cybersecurity risk management as part of its general oversight function and has delegated to the Audit Committee primary responsibility for monitoring the Company’s cybersecurity risk management processes, including mitigation of cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of the Company’s management. In particular, the Director of IT is responsible for hiring appropriate personnel and helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes and technologies, and reviewing security assessments and other security-related reports. In addition, the General Counsel/Chief Compliance Officer provides regular reports to the Audit Committee concerning the Company’s cybersecurity posture and significant threats and risks and the processes to address them.
Our security incident response plan (“SIRP”) is designed to escalate certain cybersecurity incidents to members of the Company’s executive management team depending on the circumstances. Our Director of IT, General Counsel/Chief Compliance Officer, and MSP, along with relevant department heads, work with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. The SIRP provides for escalation of potentially material cybersecurity incidents to the Audit Committee.
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
We purchased of approximately 183 acres in Geismar, Louisiana in third quarter 2022 in the amount of $8.5 million. We concluded that we will not construct an Origin 2 plant on the land owned in Geismar during the third quarter of 2024. In April 2025, we sold 35 acres of land held for sale for proceeds of $2.2 million, which approximates the carrying value. The remaining property is included in the land held for sale in the consolidated balance sheets as of December 31, 2025.
Item 3. Legal Proceedings

Please see Note 17 “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and Public Warrants are listed on the Nasdaq Capital Market under symbols “ORGN” and “ORGNW”, respectively.
Holders

As of close of business on March 20, 2026, there were 32 holders of record of our common stock and 1 holder of record for our Public Warrants. The actual number of holders of our common stock and Public Warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.

Dividend Policy
We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Origin is a technology company with a mission to enable the world’s transition to sustainable materials. Our innovations include PET closures for an estimated global closures market opportunity of greater than $65 billion. Our PET closures enable fully-recyclable PET beverage containers and reduce waste through light-weighting, while providing enhanced performance such as greater oxygen and CO2 barrier properties that can increase shelf-life. As a result, we anticipate that our PET closure solutions can be transformative for packaging.
Our first Origin CapFormer System, a PET closure manufacturing line, successfully completed its Factory Acceptance Testing (“FAT”), which involves a series of tests performed on the system to ensure that the system meets the requirements and functions as intended, in September 2024. Since September 2024, our CapFormer System has produced caps for commercial qualification and has been delivered to our operations and manufacturing center in Reed City, Michigan, where it commenced production in February 2025. Our second Origin CapFormer System completed its Site Acceptance Testing (“SAT”) at Reed City facility in October 2025 with the third and fourth Systems, and our first extruder, completing their FATs in September 2025 with SATs to follow. Our scale-up strategy entails six CapFormer lines procured and projected to be installed by the end of 2026.
In addition to our closures business, we developed a number of technologies related to furanics, a class of chemicals with properties enabling the production of widespread and valuable materials, like plastics. To minimize ongoing costs, in February 2026, we indefinitely suspended investment in our furanics technology together with plant operations. See Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in Item 8 of this Annual Report for additional details related to impairment of long-lived assets.
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
Going Concern
Based on our liquidity positions as of December 31, 2025, including $53.5 million in cash, cash equivalents, and marketable securities, and our operating plan, including the planned purchase of equipment to scale up our PET closures business, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. We expect that our general and administrative expenses will increase as we develop our PET closures business, increase spending on strategic partnerships, increase sales and marketing activities, produce materials, and operate as a public company. There is no guarantee when, if ever, we will become profitable. Management consequently has determined there is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date the consolidated financial statements contained in this Annual Report are issued.
While we have made significant strides in commercializing our PET closures, including a limited pilot launch of a still water product in August 2025, substantial additional development work may be necessary to make our closures commercially ready for more demanding applications, such as pressurized water or carbonated soft drinks, and for our prospective customers to consider purchasing closures in the volumes necessary to sustain our business. We will require a large amount of financing, in addition to our cash on hand, to complete this development work, operate our business, meet obligations as they become due, and continue to build out our manufacturing capability. Our inability to raise additional capital when required will harm our business, financial condition, and results of operations. Absent near-term financing and reductions in operating expenses, including reductions in force, to extend our planned operations, we currently estimate that our existing cash and cash equivalents will allow us to continue our planned operations into the third quarter of 2026.

We believe our uncertain development timeline limits our ability to raise the necessary financing from strategic partners, while our market capitalization and stock price severely constrain our access to equity capital. We were able to secure a $100.0 million convertible debt facility in connection with a strategic review our Board commenced in August 2025. To date, however, due to the significant decline in our stock price following the effective date of the convertible debt facility, we have been able to make limited use of the equity feature of this facility to service the outstanding debt at reasonable conversion values in order to preserve our cash for operations. We do not currently meet the requirements to make further use of the facility. Servicing the outstanding debt with cash has had, and will continue to have, an adverse impact on our liquidity. See the section titled “Strategic Review,” below, Note 1 “Organization and Business” to the consolidated financial statements in Item 8 of this Annual Report, and Part I, Item 1A - Risk Factors under the heading “Risks Related to Our Business” for additional information.
If we become unable to continue our planned operations, we may need to dispose of our assets and might realize significantly less than the values at which those assets are carried on our condensed consolidated financial statements. These actions may cause our shareholders to lose all or part of their investment in our common stock.
Strategic Review
In August 2025, our Board initiated a broad strategic review to maximize shareholder value and we engaged Royal Bank of Canada (“RBC”) as our strategic and financial advisor to assist with this review. As a result of doubt about our ability to continue as a going concern, we are intensifying our focus on potential strategic arrangements that we believe could help accelerate value creation from our technology for the benefit of our shareholders, including a potential business combination, equity and debt financing, divestiture of assets, technology licensing, and other arrangements.. Some of these arrangements may leverage potential synergies with partners or create options that may be unavailable to us acting alone.
In connection with the foregoing process, in November 2025, we entered into a securities purchase agreement, as amended (the “Purchase Agreement”) with an institutional purchaser, providing for the issuance in tranches of senior secured convertible notes with a principal face amount of up to $100.0 million. To date, we have received $15 million from issuance of Convertible Notes with an aggregate principal amount of $16.7 million. We do not currently meet, and there is no guarantee we will ever be able to meet, the conditions for issuance of additional Convertible Notes.
We do not intend to disclose further developments or guidance on the process for evaluating strategic alternatives unless and until it is determined that further disclosure is appropriate or necessary. There is no assurance this review process will result in a strategic alternative of any kind, nor any guarantee of a particular alternative’s outcome or timing.
February 2026 Restructuring
In February 2026, we implemented an organizational realignment to enhance our cash resources and reduce the amount of additional capital required to achieve cash-positive operations, while maintaining the required expertise and personnel to successfully launch our PET closures. The reorganization will result in an approximately $11.0 million reduction in our annual operating expenses by reducing headcount, ceasing further investments in our furanics platform, narrowing PET closure format development initiatives in 2026 by deferring non-beverage format development to 2027, and limiting CapFormer line build-out in 2026 to the six lines already procured and scheduled to be installed by year end. The reorganization resulted in a reduction of approximately 32% of our global workforce, which was substantially completed in the first quarter of 2026.
We anticipate that we will incur approximately $0.9 million in restructuring charges in connection with the workforce reduction, primarily consisting of cash expenditures of approximately $0.9 million for severance and benefits costs a majority of which was incurred in first quarter of 2026. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.
Business Environment and Trends
Our business and financial performance depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory frameworks, and the dynamics of the global trade environment. We continue to observe market uncertainty, civil unrest, global sanctions, bank failures, inflationary pressures, supply constraints and labor shortages in the past few quarters, and potential and actual changes in tariffs and trade barriers on major trading partners of the U.S. including Canada, Mexico, and European countries from which we source equipment to manufacture some of our products. The recent military actions by the United States and Israel against Iran, and actions by Iran against neighboring states and other countries, have created global security concerns that driven up oil prices, which could have lasting impacts on the cost of transportation and raw materials (including PET), as well as on regional and global economies. See Part I, Item 1A - Risk Factors under the heading “Risks Related to Our Operations and Industry” for additional information. These market dynamics have impacted and may continue to impact our business and financial results, including costs and revenues, and we expect them to continue for the foreseeable future.
Historically, demand for PET closures has been strong. However, no company has yet been able to successfully commercialize a PET closure at meaningful scale because of technical challenges inherent in making caps from PET cost-effectively in a way that customers have been willing to accept, among other factors. We have approached the problem of PET closure production with novel applications of thermoforming and slit and fold technologies, as well as key proprietary design elements, and other innovations. Our solution does not entail the use of custom polymers. As a result, we believe our PET closure is the first capable of commercial viability.
Our PET closures can enable our customers to fulfill sustainability and performance objectives including lighter packaging weights, increased recycled content, enhanced container recyclability, and improved product shelf life due to the superior gas barrier properties of PET compared with HDPE and polypropylene. For leading food and beverage companies that have embraced the vision of the circular economy, to minimize waste and keep valuable materials in circulation, our PET closures offer clear value propositions.
Our commercial strategy is focused initially on development and validation of an 1881 PET closure for flat and pressurized water products, then expanding into new product types like carbonated soft drinks and new formats such as the 1810 finish.
Key Factors and Trends Affecting Our Operating Results
We are in the early stages of generating revenue. We believe that our performance and future success depend on several factors. These include, in particular, our need to procure substantial additional financing to continue PET closure development work, operate our business, meet our obligations, and build out our manufacturing capability, as well as others discussed under “Risk Factors.” During 2025, we remained focused on the priority build-out of our CapFormer lines, progressing through order placement, manufacturing, testing, and shipping these lines. We experienced a number of delays during this process, including slower subcomponent delivery, procurement, and delivery times, often due to tariff administration and logistics with consequent delays to CapFormer system FATs. We now expect manufacturing initially projected to commence in 2026 to instead begin in 2027, delaying our previously projected revenue and profitability, and impacting our ability to meet customer demand. To mitigate the impact of U.S. tariffs and maintain our ability to meet customer demand, we diversified our manufacturing footprint to incorporate a European mass production partner. And, as noted above, we implemented an organizational realignment to reduce expenses and enhance our cash position, and we are intensifying our efforts to identify opportunities to enhance the company’s access to strategic capital.
Basis of Presentation
We currently conduct our business through one operating segment and our historical results are reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. Dollars. Upon commencement of commercial operations, we expect to expand our operations substantially in the United States and in other countries. As a result, we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. The financial results we report for periods after we begin commercial operations will therefore not be comparable to the financial results included in this Annual Report.
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
Research and Development Expenses
Our research and development (“R&D”) expenses have consisted primarily of development of a new manufacturing process for PET closures that is different from the injection and compression molding methods traditionally used for HDPE and polypropylene closures. Different closure formats have different geometries and technical needs, including tolerances to pressure and temperature. We are advancing the practice of thermoforming to meet the performance demands of closures. Our R&D expenses also include personnel-related costs like stock-based compensation and professional fees.
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

Gain in Fair Value of Convertible Notes
The gain in fair value of convertible notes consists of the change in fair value of the Convertible Notes, and we utilized the Black-Scholes Merton model which incorporates inherent uncertainties and generally requires significant judgment including factors such as the risk-free interest rate and the expected volatility of the price of the underlying stock to value the Convertible Notes. We measure the fair value at each reporting period.
Income Tax Provision
Our income tax provision consists of an estimate for U.S. federal, state, and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. federal, state and foreign net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations
Comparison of the years ended December 31, 2025 and 2024
The following table summarizes our results of operations with respect to the items set forth in such table for the years ended December 31, 2025 and 2024 together with the change in such items in dollars and as a percentage.

	Year Ended December 31,
(in thousands)	2025	2024	Variance $	Variance %
Revenues:
Products	$18,922	$31,279	$(12,357)	(40)%
Services	—	3	(3)	(100)%
Total revenues	18,922	31,282	(12,360)	(40)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	18,381	30,864	(12,483)	(40)%
Operating expenses:
Research and development	13,749	18,554	(4,805)	(26)%
General and administrative	39,074	40,766	(1,692)	(4)%
Depreciation and amortization	11,175	10,715	460	4%
Impairment of assets	195,636	15,246	180,390	1183%
Total operating expenses	259,634	85,281	174,353	204%
Loss from operations	(259,093)	(84,863)	(174,230)	205%
Other income (expenses):
Investment income	4,014	6,783	(2,769)	(41)%
Interest expenses	(123)	(371)	248	(67)%
(Loss) gain in fair value of derivatives	(15)	290	(305)	(105)%
Gain (loss) in fair value of common stock warrants liability	4,399	(3,225)	7,624	(236)%
Gain (loss) in fair value of earnout liability	2,462	(703)	3,165	(450)%
Gain in fair value of convertible notes	5	—	5	100%
Other expenses, net	(726)	(939)	213	(23)%
Total other income, net	10,016	1,835	8,180	446%
Loss before income tax provision	(249,077)	(83,028)	(166,050)	200%
Income tax provision	(621)	(669)	48	(7)%
Net loss	$(249,698)	$(83,697)	$(166,001)	198%
Revenues
Revenues decreased $12.4 million, or 40%, during the year ended December 31, 2025 compared to 2024. The decrease in product revenue is primarily due to the planned reduction in our supply chain activation program. For additional information regarding our supply chain activation program, see Note 4 “Revenues” to the consolidated financial statements in Item 8 of this Annual Report.
Cost of Revenues
Cost of revenues decreased $12.5 million, or 40%, during the year ended December 31, 2025 compared to 2024. The decrease is primarily attributable to the decrease in revenue associated with our supply chain activation program.
Research and Development Expenses
Research and development expenses decreased $4.8 million, or 26%, during the year ended December 31, 2025 compared to 2024. The decrease is mainly attributable to a $2.2 million decrease in insurance and facilities expenses as Origin 1 is paused for plant operations, and a $2.8 million decrease in payroll expenses.

General and Administrative Expenses
General and administrative expenses decreased $1.7 million, or 4%, during the year ended December 31, 2025 compared to 2024. The decrease is primarily driven by a $2.4 million decrease in equipment, maintenance and repairs, partially offset by a $2.3 million increase in legal and professional fees, and a $1.3 million increase in insurance and facilities expenses.
Investment Income
Investment income decreased $2.8 million, or 41%, during the year ended December 31, 2025 compared to 2024. The decrease is mainly driven by the decline in the marketable securities balances.
Impairment of Assets
Impairment of assets increased $180.4 million, or 1183%, during the year ended December 31, 2025 compared to 2024. The increase is mainly attributable to the non-cash impairment loss of $195.6 million in 2025, of which $134.5 million and $31.4 million related to the capitalized costs for the Origin 1 and Origin 2 asset groups, respectively, due to indefinitely suspending the furanics platform development, $16.6 million related to the agreement for conversion of materials produced by Origin 1 (see Note 17 “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report for additional details), $12.9 million related to a nonrefundable deposit for a nonexclusive patent license agreement for use in connection with production for Origin 2 (see Note 17 “Commitments and Contingencies” to the consolidated financial statements in Item 8 of this Annual Report for additional details) and $0.2 million write-down of other current assets to fair market value of purchased product, compared to the non-cash impairment loss of $15.2 million in 2024, of which $12.3 million was related to the capitalized costs specific to the Louisiana site for Origin 2 that were deemed not recoverable and a $2.9 million write-down of other current assets to fair value of purchased product.
Changes in Fair Value of Derivatives, Common Stock Warrants Liability, and Earnout Liability
We recognized an aggregate gain related to the changes in fair values of derivatives, common stock warrants liability, and earnout liability of $6.8 million during the year ended December 31, 2025 compared to an aggregate loss of $3.6 million in 2024. The aggregate gain related to the change in fair values increased $10.5 million. The increase in the gain related to the change in fair value of earnout liability of $3.2 million is the result of the revaluation of the earnout liability with the fair value of such liability decreasing significantly in the year ended December 31, 2025 as compared to increasing the fair value of liability during 2024. The $7.6 million increase in the gain related to the change in fair value of common stock warrants liability is the result of a significant decrease in the fair value of the common stock warrants during the year ended December 31, 2025 as compared to an increase in the fair value in 2024. The movement in these instruments’ fair values is driven by the change in the value of our stock price. This increase was offset by the decrease of $0.3 million in the loss from change in fair value of derivative associated with our foreign currency exchange purchases or sales.
Changes in Fair Value of Convertible Notes
We entered into the Purchase Agreement with an institutional purchaser in November 2025, providing for the issuance in tranches of the Convertible Notes. We have elected to account for the Convertible Notes at fair value under the fair value option, under which the Convertible Notes are initially measured at fair value and subsequently remeasured at each reporting period. We recognized a gain of less than $0.1 million related to the changes in fair values of Convertible Notes during the year ended December 31, 2025. (see Note 8 “Convertible Notes” to the consolidated financial statements in Item 8 of this Annual Report for additional details)
Non-GAAP Measures
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
We define Adjusted EBITDA as net loss adjusted for certain non-cash and non-recurring items, including (i) stock-based compensation, (ii) depreciation and amortization, (iii) impairment of assets, (iv) investment income, (v) interest expenses, (vi) change in fair value of derivatives, (vii) change in fair value of common stock warrants liability, (viii) change in fair value of earnout liability, (ix) change in fair value of convertible notes, (x) other expenses, net, (xi) income tax provision and (xii) cash severance.

Reconciliation of GAAP net loss to non-GAAP adjusted EBITDA

	Year Ended December 31,
(in thousands)	2025	2024
Net loss	$(249,698)	$(83,697)
Stock-based compensation	8,914	10,080
Depreciation and amortization	11,175	10,715
Impairment of assets	195,636	15,246
Investment income	(4,014)	(6,783)
Interest expenses	123	371
Loss (gain) in fair value of derivatives	15	(290)
(Gain) loss in fair value of common stock warrants liability	(4,399)	3,225
(Gain) loss in fair value of earnout liability	(2,462)	703
Gain in fair value of convertible notes	(5)	—
Other expenses, net	726	939
Income tax provision	621	669
Cash severance	—	455
Adjusted EBITDA	$(43,368)	$(48,367)

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we had $53.5 million in cash, cash equivalents, and marketable securities. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $287.8 million as of December 31, 2025. We incurred a net loss of $249.7 million and net cash used in operating activities was $32.8 million for the twelve months ended December 31, 2025. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds. We are winding down our legacy supply chain activation program in 2025, and we expect to collect all of our accounts receivables, with a balance of $13.0 million at December 31, 2025, in due course, resulting in a significant source of cash. Additionally, as of December 31, 2025, we had $9.1 million of land held for sale in Geismar, Louisiana, and we expect the sale of this land to result in an additional significant source of cash.
Indebtedness
As of December 31, 2025 and 2024, we had $16.8 million and $14.4 million of indebtedness under a Canadian government program, respectively, of which $1.7 million and $8.1 million was received during the years ended December 31, 2025 and 2024, respectively. Additionally, as of December 31, 2025, we had liability balances consisting of $1.7 million notes payable, short-term, and less than $0.1 million of unpaid accrued interest recorded in other liabilities, current. As of

December 31, 2024, we had liability balances consisting of $1.7 million notes payable, long-term, $3.8 million notes payable, short-term, $0.1 million unpaid accrued interest recorded in other liabilities, current, and a $2.5 million customer prepayment recorded in other liabilities, current.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provides for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. The repayments in the amount of $2.7 million and $1.9 million were made on September 1, 2024 and 2025, respectively, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At December 31, 2025 the total note principal outstanding balance was $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. At December 31, 2024, the outstanding note principal balance was $3.5 million, of which $1.7 million was included in notes payable, long-term, and $1.8 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. In addition, the legacy stockholder has exercised its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
In September 2025, Origin Closures, LLC, our wholly-owned subsidiary, executed a Secured Promissory Note (the “Note”) with Starlinger & Co Gesellschaft m.b.H. (“Starlinger”), one of our manufacturers, in the principal amount of €9.5 million (approximately $11.2 million based on the exchange rate in effect on September 22, 2025) to finance the purchase of certain equipment used to produce PET sheet. The Note is effective as of October 7, 2025, the date that Starlinger executed and delivered the Note to us. Interest under the Note accrues at a rate of 10.6% per annum and the Note is to be repaid in semi-annual installments of principal and interest on the last day of April and October, respectively, beginning in April 2026 and continuing until fully repaid in October 2029. We received partial equipment as of December 31, 2025 and recorded the total outstanding principal of $7.2 million, of which $2.8 million was recorded in notes payable, short-term and $4.4 million was recorded in notes payable, long-term with $0.1 million accrued interest outstanding was recorded in other liabilities, current.
In November 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional purchaser, providing for the issuance in tranches of senior secured convertible notes (the “Convertible Notes”) with a principal face amount of up to $100.0 million and a 10.0% original issue discount. The Convertible Notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the thirty-month anniversary of the last day of the month in which the closing with respect to the applicable Convertible Notes occurs. The Convertible Notes will be convertible, at any time at the holder’s option, into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $0.62616 (the “Conversion Shares”) and $18.78 (after the reverse stock split), which conversion price is subject to adjustment pursuant to the terms of the Convertible Notes. The conversion price is subject to customary adjustments upon any stock dividend, stock split, stock combination, reclassification, recapitalization, or similar transaction that proportionately decreases or increases the price of our common stock. At the initial closing, the Company issued $16.7 million in aggregate principal amount of Convertible Notes and received $15.0 million, net with the original issue discount. In February, 2026, we obtained stockholder approval to permit the issuance of Conversion Shares in excess of 20.0% of its outstanding common stock as of the date of Purchase Agreement. Accordingly, we may consummate additional closings of up to $83.3 million in tranches of up to $25.0 million in aggregate principal amount of Convertible Notes not to exceed $50.0 million in total Convertible Notes issued during any 12-month period, subject to the prior satisfaction of certain conditions. Commencing on December 1, 2025, and on the first trading day of the month for each month thereafter, and on the maturity date (each such date is referred to herein as an “Installment Date”), unless deferred as described below, we are required to make monthly amortization payments (the “Installment Amount”) which, at our option, may be satisfied in cash or, subject to the satisfaction of certain equity conditions set forth in the Convertible Notes, by permitting the holder to convert the monthly amortization payment into shares of common stock over the course of the applicable month. Such installment conversions shall be satisfied in common stock at a conversion price equal to the lower of (but no lower than the floor price which is initially $0.10152 (subject to adjustment for stock splits, stock dividends or stock combinations)) and $3.05 (after the reverse stock split) (i) the conversion price then in effect and (ii) 92.0% of the lowest volume weighted average price during the seven consecutive trading days prior to the applicable date of conversion. Upon conversion, the Company will deliver shares of common stock. The Installment Amount equals (i) $3.0 million if paid in cash or (ii) if satisfied with shares of common stock, an amount equal to the greater of (x) $2.0 million and (y) 20.0% of the aggregate daily traded volume of the common stock on The Nasdaq Capital Market over the course of the applicable month.

In December 2025, we entered into an Amendment to Securities Purchase Agreement and Note (the “Amendment”), amending that certain Securities Purchase Agreement, between us and the institutional purchaser, which provides for the Convertible Notes. Among other things, the Amendment (i) requires the purchaser to purchase Convertible Notes in additional closings of up to $83.3 million in tranches of up to $25.0 million in aggregate principal amount of the Convertible Notes at our request, subject to the satisfaction of certain conditions, and (ii) allows us to guaranty obligations of its subsidiaries with respect to permitted indebtedness and sale leaseback transactions.
At December 31, 2025 the outstanding balance of the Convertible Notes was $15.0 million, net of issuance costs. We utilized the Black-Scholes Merton model to value the Convertible Notes. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. We measure the fair value at each reporting period, with changes in fair value recorded within gain in fair value of convertible notes on the consolidated statements of operations and comprehensive loss. We recognized a gain of less than $0.1 million related to the changes in fair values of convertible debt during the year ended December 31, 2025.
Cash Flows for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table shows a summary of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(32,793)	$(50,830)
Net cash (used in) provided by investing activities	(1,068)	28,559
Net cash provided by financing activities	10,659	3,556
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(182)	(480)
Net decrease in cash and cash equivalents	$(23,384)	$(19,195)
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $32.8 million. Non-cash expenses recognized that were added back to the net loss of $249.7 million include $195.6 million impairment loss, $11.2 million depreciation and amortization, and $8.9 million stock-based compensation, which was partially offset by $4.4 million change in fair value of common stock warrants liability and $2.5 million change in fair value of earnout liability. In addition, there were $5.8 million decrease in accounts receivable and other receivables and $1.5 million increase in accrued expenses which was partially offset by $1.2 million decrease in accounts payable.
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
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $1.1 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $28.6 million in 2024. The change was primarily related to the increase in purchases of property, plant and equipment of $21.3 million and the decrease in maturities of marketable securities of $85.7 million. These adjustments were partially offset by the increase in net sales of marketable securities of $74.9 million and the proceeds from land held for sale of $2.1 million.

Cash Provided by Financing Activities
Net cash provided by financing activities was $10.7 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $3.6 million in 2024. The change was primarily related to the proceeds from convertible notes of $15.0 million which was partially offset by the decrease in proceeds from Canadian Government Research and Development Program of $6.4 million and the increase on the notes payable payment of $1.5 million.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of December 31, 2025, consisted of:
•Operating lease liabilities included on our consolidated balance sheets consist of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space. Operating lease liabilities of $0.3 million are short term and the remaining $3.5 million is long-term. For additional information regarding our operating lease liabilities, see Note 16 “Leases” to the consolidated financial statements in Item 8 of this Annual Report.
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
•We anticipate making monthly payment to repay the Convertible Notes. The Convertible Notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the 30-month anniversary of the last day of the month in which the closing with respect to the applicable Convertible Notes occurs. The Installment Amount equals (i) $3.0 million if paid in cash or (ii) if satisfied with shares of common stock, an amount equal to the greater of (x) $2.0 million and (y) 20.0% of the aggregate daily traded volume of the common stock on The Nasdaq Capital Market over the course of the applicable month. At the initial closing, we issued $16.7 million in aggregate principal amount of Convertible Notes and received $15.0 million, net with the original issue discount. The monthly repayment started in December 1, 2025 and the first repayment was made in January 2026.
•Lastly, we expect to need substantial external funding, in addition to our available cash, cash equivalents, and marketable securities, to fund our ongoing operating losses.
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
Impairment of Long -Lived Assets

Long-lived assets are assessed for potential impairment in accordance with U.S. GAAP. We review our long-lived assets, including property, plant and equipment, operating lease right-of-use (“ROU”) assets, intangible assets and other long-term assets, for impairment whenever there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, the determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset group and its eventual disposition or its estimated fair value. As the Company decided to indefinitely suspend operations at Origin 1, we evaluated the fair value of the Origin 1 asset group under an orderly liquidation approach as the primary valuation methodology, with corroborative consideration given to an alternative use undiscounted cash flow and eventual disposition approach. The Company recognized an impairment charge of $134.5 million as the estimated fair value was less than the carrying amount of the asset group. While we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our impairment assessments for our long-lived assets. Therefore, we consider this to be a critical accounting estimate.
Fair Value of the Convertible Notes
The Company utilized the Black-Scholes Merton model to estimate the fair value of the Convertible Notes. The Black-Scholes Merton model incorporates both observable and unobservable inputs and is classified as a Level 3 measurement in the fair value hierarchy. There are key inputs and assumptions used in the valuation that require significant judgment including the risk-free interest rate and the expected volatility of the price of the underlying stock. The Company measures the fair value at each reporting period, with changes in fair value recorded within gain in fair value of convertible notes on the consolidated statements of operations and comprehensive loss.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Origin Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Origin Materials, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses and negative cash flows from operating activities since inception that raise substantial doubt about its ability to continue as going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Property, Plant and Equipment, Net — Impairment of Long-Lived Assets — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company reviews long-lived assets for impairment whenever there is evidence that events and circumstances related to their financial performance and economic environment indicate the carrying amount of the assets may not be recoverable.

When impairment indicators are identified, the determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset group and its eventual disposition or its estimated fair value. As the Company decided to indefinitely suspend operations at Origin 1, they evaluated the fair value of the Origin 1 asset group under an orderly liquidation approach as the primary valuation methodology, with corroborative consideration given to an alternative use undiscounted cash flow and eventual disposition approach. The Company recognized an impairment charge of $134.5 million as the estimated fair value was less than the carrying amount of the asset group.

We identified the Company’s impairment assessment of the Origin 1 asset group a critical audit matter because of the significant judgments made to determine the fair value. This required a high degree of auditor judgment, and an increased extent of effort including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the determining the fair value for the Origin 1 asset group.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimates and assumptions used in determining fair value for the Origin 1 asset group included the following, among others:
•Evaluated the Company's process and analysis for identifying qualitative and quantitative impairment indicators for the Origin 1 asset group.

•Performed corroborative inquiries with management and reviewed internal communications to the Board of Directors to understand and evaluate the reasonableness of the Company’s plans for the Origin 1 asset group.

•Performed corroborative inquiries with management, including individuals responsible for developing the data used by management in making the significant estimates and assumptions utilized in the fair value analysis.

•Compared the historical cost data used in estimating the fair value of the Origin 1 asset group to the Company’s underlying accounting records.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the methods and assumptions used by management to estimate the fair value of the Origin 1 asset group.

•Evaluated the Company’s disclosures related to the impairment of long-lived assets to assess their conformity with the applicable accounting standards.

/s/ DELOITTE & TOUCHE LLP

Sacramento, California
March 27, 2026

We have served as the Company’s auditor since 2023.

ORIGIN MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$32,923	$56,307
Marketable securities	20,545	46,613
Accounts receivable net of allowance for credit losses of $828 and $1,230, respectively	13,049	19,179
Other receivables	2,101	2,526
Inventory	684	866
Prepaid expenses and other current assets	2,448	2,401
Land held for sale	9,126	11,282
Total current assets	80,876	139,174
Property, plant, and equipment, net	72,852	203,919
Operating lease right-of-use asset	3,149	3,735
Intangible assets, net	32	73
Deferred tax assets	—	621
Other long-term assets	751	30,505
Total assets	$157,660	$378,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,568	$2,921
Accrued expenses	4,947	2,779
Operating lease liabilities, current	306	323
Notes payable, short-term	4,511	3,772
Convertible notes, net of issuance costs	14,970	—
Other liabilities, current	231	2,754
Total current liabilities	28,533	12,549
Earnout liability	24	2,486
Canadian Government Research and Development Program liability	16,776	14,399
Common stock warrants liability	167	4,566
Notes payable, long-term	4,386	1,730
Operating lease liabilities	3,533	3,858
Other liabilities, long-term	30	74
Total liabilities	53,449	39,662
Commitments and contingencies (See Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 5,173,884 and 4,952,476, issued and outstanding as of December 31, 2025 and 2024, respectively (including 50,000 and 100,000, respectively, of Sponsor Vesting Shares)	15	15
Additional paid-in capital	402,378	393,186
Accumulated deficit	(287,825)	(38,127)
Accumulated other comprehensive loss	(10,357)	(16,709)
Total stockholders’ equity	104,211	338,365
Total liabilities and stockholders’ equity	$157,660	$378,027
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Revenues:
Products	$18,922	$31,279
Services	—	3
Total revenues	18,922	31,282
Cost of revenues (exclusive of depreciation and amortization shown separately below)	18,381	30,864
Operating expenses:
Research and development	13,749	18,554
General and administrative	39,074	40,766
Depreciation and amortization	11,175	10,715
Impairment of assets	195,636	15,246
Total operating expenses	259,634	85,281
Loss from operations	(259,093)	(84,863)
Other income (expenses):
Investment income	4,014	6,783
Interest expenses	(123)	(371)
(Loss) gain in fair value of derivatives	(15)	290
Gain (loss) in fair value of common stock warrants liability	4,399	(3,225)
Gain (loss) in fair value of earnout liability	2,462	(703)
Gain in fair value of convertible notes	5	—
Other expenses, net	(726)	(939)
Total other income, net	10,016	1,835
Loss before income tax provision	(249,077)	(83,028)
Income tax provision	(621)	(669)
Net loss	(249,698)	(83,697)
Other comprehensive income (loss):
Unrealized gain on marketable securities	679	2,197
Foreign currency translation adjustment	5,673	(12,974)
Total other comprehensive income (loss)	6,352	(10,777)
Total comprehensive loss	$(243,346)	$(94,474)
Net loss per share, basic	$(50.55)	$(17.54)
Net loss per share, diluted	$(50.55)	$(17.54)
Weighted-average common shares outstanding, basic	4,939,958	4,773,088
Weighted-average common shares outstanding, diluted	4,939,958	4,773,088
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2023	4,856,885	$15	$382,854	$45,570	$(5,932)	$422,507
Common stock issued upon exercise of stock options	35,803	—	252	—	—	252
Vested common stock awards	109,788	—	—	—	—	—
Sponsor vesting shares forfeited	(50,000)	—	—	—	—	—
Stock-based compensation	—	—	10,080	—	—	10,080
Net loss	—	—	—	(83,697)	—	(83,697)
Other comprehensive loss	—	—	—	—	(10,777)	(10,777)
Balance at December 31, 2024	4,952,476	15	393,186	(38,127)	(16,709)	338,365
Common stock issued upon exercise of stock options	48,737	—	253	—	—	253
Shares issued for convertible notes	2,023	—	25	—	—	25
Vested common stock awards	207,583	—	—	—	—	—
PSU vested in 2022 and released	13,065	—	—	—	—	—
Sponsor vesting shares forfeited	(50,000)	—	—	—	—	—
Stock-based compensation	—	—	8,914	—	—	8,914
Net loss	—	—	—	(249,698)	—	(249,698)
Other comprehensive income	—	—	—	—	6,352	6,352
Balance at December 31, 2025	5,173,884	$15	$402,378	$(287,825)	$(10,357)	$104,211

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(249,698)	$(83,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,175	10,715
Provision for credit losses	744	1,230
Stock-based compensation	8,914	10,080
Loss on reserves	—	639
Impairment of assets	195,636	15,246
Realized loss on marketable securities	228	946
Amortization of premium and discount of marketable securities, net	(139)	(190)
Change in fair value of derivative	15	(290)
Change in fair value of common stock warrants liability	(4,399)	3,225
Change in fair value of earnout liability	(2,462)	703
Change in fair value of convertible notes	(5)	—
Deferred tax provision	621	640
Other non-cash expenses	783	518
Changes in operating assets and liabilities:
Accounts receivable net and other receivables	5,810	(3,359)
Inventory	182	46
Prepaid expenses and other current assets	(272)	2,397
Other long-term assets	213	(4,750)
Accounts payable	(1,160)	373
Accrued expenses	1,529	(3,590)
Operating lease liabilities	(311)	(350)
Other liabilities, current	(154)	(1,362)
Other liabilities, long-term	(43)	—
Net cash used in operating activities	(32,793)	(50,830)
Cash flows from investing activities
Purchases of property, plant, and equipment	(30,207)	(8,953)
Proceeds from land held for sale	2,117	—
Proceeds from sale of property, plant, and equipment	341	—
Purchases of marketable securities	(1,067,964)	(1,817,317)
Sales of marketable securities	1,077,050	1,751,508
Maturities of marketable securities	17,595	103,321
Net cash (used in) provided by investing activities	(1,068)	28,559
Cash flows from financing activities
Payment of notes payable and other liabilities	(6,272)	(4,793)
Proceeds from convertible notes	15,000	—
Proceeds from Canadian Government Research and Development Program	1,678	8,097
Proceeds from exercise of stock options	253	252
Net cash provided by financing activities	10,659	3,556
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(182)	(480)
Net decrease in cash and cash equivalents	(23,384)	(19,195)
Cash and cash equivalents beginning of the period	56,307	75,502
Cash and cash equivalents end of the period	$32,923	$56,307

Supplemental disclosure of cash flow information
Purchases of fixed assets included in accounts payable and accrued expenses	$3,755	$1,308
Non-cash investing activity
Purchases of property, plant, and equipment included in notes payable	$7,167	$—
Cash paid during the year
Income taxes payment	$—	$23
Interest payment	$171	$1,708
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Business
Unless the context otherwise requires, references in these notes to “Origin”, “the Company”, “we”, “us” and “our” and any related terms are intended to mean Origin Materials, Inc. and its consolidated subsidiaries.
In June 2021, Artius Acquisition Inc. (“Artius”), a special purpose acquisition company, completed a merger with Micromidas, Inc., a Delaware corporation (now known as Origin Materials Operating, Inc. (“Legacy Origin”)). Pursuant to the terms of the Merger Agreement (the agreement formalizing the business combination between Artius and Legacy Origin), Legacy Origin became a wholly-owned subsidiary of Artius (the “Merger”) and Artius changed its name to Origin Materials, Inc. (together with its subsidiaries, the “Company”). The Company is a technology company with a mission to enable the world’s transition to sustainable materials. Origin has developed multiple sustainable and performance-enhanced solutions for improving recycling and circularity, including our polyethylene terephthalate (“PET”) closures, as well as low-carbon material solutions for a wide variety of products and applications. The Company’s furanics technology can transform sustainable feedstocks, such as sustainably harvested wood, agricultural waste, wood waste and corrugated cardboard, into materials and products that are currently made from fossil feedstocks, such as petroleum and natural gas.
Origin announced its PET closures business in August 2023 after several years of application development related to its furanics technologies. Origin’s announced products include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles. Origin has announced several manufacturing partnerships with machine subsystem suppliers, including slit and fold specialists and a provider of visual inspection systems. Mass production partnerships are in place in Europe and North America. In September 2024, Origin’s first PET closure manufacturing system (“CapFormer”) successfully completed its Factory Acceptance Test (“FAT”), which involves a series of tests performed on the system to ensure that it meets our requirements and functions as intended.
The Company achieved the mechanical completion of its first furanics manufacturing plant in Ontario, Canada (“Origin 1”). In order for the Company to achieve cash-positive operations while maintaining the required expertise and resources to successfully commercialize its PET caps in 2026, the decision was made to indefinitely suspend all further furanics platform development and plant operations for Origin 1.
Reverse Stock Split
On February 17, 2026, the Company held a special meeting of stockholders at which its stockholders approved the amendment of its amended and restated certificate of incorporation to effect a reverse split of its common stock at a ratio in the range of one-for-two to one-for-fifty, such ratio to be determined in the discretion of its board of directors, On March 4, 2026, the Company's board of directors approved the filing of a certificate of amendment with the Secretary of State of the State of Delaware to effect a one-for-thirty reverse stock split of its outstanding common stock. On March 19, 2026, the Company filed the certificate of amendment with the Secretary of State of Delaware to effect the reverse split. All issued and outstanding common stock, options to purchase common stock, and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.
The Company’s publicly traded warrants will continue to trade on the Nasdaq Capital Market under the symbol “ORGNW” with an exercise price of $11.50 per share; however, warrant holders will need to exercise 30 warrants for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the warrants.
Liquidity, capital resources, and going concern
As reflected in the consolidated financial statements, the Company had $53.5 million in cash, cash equivalents, and marketable securities as of December 31, 2025. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $287.8 million as of December 31, 2025. The Company has incurred a net loss of $249.7 million and net cash used in operating activities was $32.8 million for the twelve months ended December 31, 2025, respectively. The Company expects to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements are issued.
The Company is evaluating additional strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining funding through equity, equity-linked, and/or debt securities, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, or other capital sources and/or strategic transactions. The Company may also enter into additional strategic partnerships to finance the development of its closures manufacturing lines. The Company will need to raise additional funds in order to operating its business and meet its current and future obligations as they come due. Based on the Company’s current operational plans and assumptions, which may not be realized, the Company expects to use the net proceeds from the Purchase Agreement entered in November 2025 (see Note 8 for additional details). However, the Company’s ability to utilize certain of its in-place financing arrangements or execute on new sources of liquidity are dependent on various factors outside of the Company’s control, including market conditions and the performance of the Company’s common stock.
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of revenues, costs and expenses during the reporting periods. Estimates made by the Company include, but are not limited to, allowance for credit losses, valuation of the convertible debt, valuation of the earnout liability, carrying amount and useful lives of property, plant and equipment and intangible assets, impairment assessments, stock-based compensation expense and probabilities of achievement of performance conditions on performance-based stock unit (“PSU”) awards, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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

The Company records the provision for credit losses within general and administrative expenses on the consolidated statements of operations and comprehensive loss, up to the amount of total outstanding accounts receivable to date. The Company’s top two customers from product sales, in the aggregate, accounted for approximately 100.0% and 93.0% as of December 31, 2025 and 2024, respectively, of total accounts receivable outstanding balances and accounted for approximately 100.0% and 96.0% of total revenues for the twelve months ended December 31, 2025 and 2024, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are comprised of money market funds.
Marketable Securities
The Company’s investment policy requires the Company to purchase investments that are consistent with the classification of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses reported as a separate component on the consolidated statements of operations and comprehensive loss until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other expenses, net on the consolidated statements of operations and comprehensive loss, and any remaining unrealized gains and losses are included in accumulated other comprehensive loss on the consolidated statements of stockholders’ equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Amortization of discounts and premiums, net, and interest on securities classified as available for sale are included as a component of investment income within other income (expenses).
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
Accounts Receivable Net
Accounts receivables are recorded at their estimated net realizable value, and we do not typically charge interest. The allowance for credit losses, known as the Current Expected Credit Losses model, is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on current conditions, and reasonable and supportable forecasts. Past-due balances and an evaluation of the potential risk of loss associated with the accounts are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. Our accounts receivable generally have net 30 to net 90-day payment terms, and we usually receive consideration in accordance with the payment terms of the contract. Unbilled receivables arise when the timing of our billing to customers differs from the timing of revenue recognition for the obligations performed. Accounts receivable net consisted of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Accounts receivable	$13,877	$20,409
Allowance for credit losses	(828)	(1,230)
Accounts receivable and unbilled receivable, net	$13,049	$19,179
Accounts receivable balance of $13.0 million at December 31, 2025, is comprised of receivables associated with the Company’s legacy supply chain activation program being wound down in 2025.
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

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$594	$—
Finished goods	49	827
Spare parts	41	39
Total	$684	$866

Property, Plant, and Equipment
Additions to property, plant, and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated economic useful lives of the respective assets. The estimated useful lives of assets are as follows:

Computer equipment and software	3 years
Lab equipment	5 years
Furniture, fixtures, and machinery	5 years
Leasehold improvements	1-5 years
Closure manufacturing equipment	20 years
Land improvements and infrastructure	20 years
Manufacturing equipment and pilot plant	25 years
Land is non-amortizing. Computer equipment and software includes an immaterial amount of internal use software. Major additions and improvements are capitalized, while replacements, repairs, and maintenance that do not extend the life of an asset are charged to operations as incurred.
Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is charged to income or loss from operations. Costs incurred to acquire, construct or install property, plant, and equipment during the construction stage of a capital project are capitalized in conjunction with major improvements that have not yet been placed in service are recorded as construction in progress, and accordingly are not currently being depreciated. The Company capitalizes stock-based compensation expenses and interest expenses incurred on funds used to qualifying property, plant and equipment under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $0.1 million and zero for the years ended December 31, 2025 and 2024, respectively.
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

(in thousands)	December 31, 2025	December 31, 2024
Patents	$367	$381
Less accumulated amortization	(335)	(308)
Total intangible assets	$32	$73
The remaining useful life of the patent was 1.00 year as of December 31, 2025. For the years ended December 31, 2025 and 2024, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
Held for Sale Classification
Assets are classified as held for sale when management having the authority to approve the action commits to a plan to sell the assets, the sale is probable to occur within the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. The assets classified as held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. When the proceeds expected to be received from the sale exceed the carrying amount of the assets, a gain is recognized when the sale closes. Assets classified as held for sale are presented separately on the face of the consolidated balance sheets. (See Note 6 for additional details)
In April 2025, the Company sold 35 of the total 183 acres of land held for sale for proceeds of $2.2 million, which approximated the carrying value.

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
In order for the Company to achieve cash-positive operations while maintaining the required expertise and resources to successfully commercialize its PET caps in 2026, the decision was made to indefinitely suspend all further furanics platform development and plant operations for Origin 1. As a result, during the year ended December 31, 2025, the Company determined that indicators of impairment existed for the Origin 1 asset group. We evaluated the fair value of the Origin 1 asset group under an orderly liquidation approach as the primary valuation methodology, with corroborative consideration given to an alternative use undiscounted cash flow and eventual disposition approach. The fair value of the Origin 1 asset group was approximated at $18.0 million. As such, the Company recorded an impairment charge of $134.5 million. During the year ended December 31, 2024, the Company determined that indicators of impairment existed for the Origin 1 asset group. The significant assumptions used by the Company to determine the undiscounted cash flows expected to result from the use of Origin 1 included additional capital expenditure requirements, projected revenue, and general operating costs. The Company determined that the estimated undiscounted cash flows were greater than the carrying amount of the long-lived assets related to the Origin 1 asset group. As such, the Company concluded that there was no impairment for the Origin 1 asset group as of December 31, 2024.
The Company determined that indicators of impairment existed for Origin 2 asset group, as well, with the decision to indefinitely suspend the furanics platform development. The Company concluded the carrying costs of the labor, benefits and external engineering fees that had been capitalized to construction in progress for the Origin 2 asset group were no longer recoverable. As such, the Company recorded an impairment charge of $31.4 million to impairment of assets on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. In addition, the Company had entered into a nonexclusive patent license agreement for use in connection with the production of Origin 2 and made nonrefundable payments totaling $12.9 million in prior years (see Note 17 for additional details) towards securing a license. The Company believes that the payments made towards the license agreement are no longer recoverable and recorded an impairment charge of $12.9 million to impairment of assets on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025.
During the year ended December 31, 2024, the Company determined that indicators of impairment existed for the Origin 2 asset group as it concluded it would not construct a plant on the land owned in Geismar, Louisiana. The Company determined the estimated fair value of the land using appraisal information and determined the estimated fair value of the costs capitalized to construction in progress equated to the costs incurred to date that were not specific to the Geismar, Louisiana site. As a result of the analysis, the Company determined that the estimated fair value of the Origin 2 asset group was $43.1 million, and recorded an impairment charge of $12.3 million to impairment of assets on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. Management believed the Origin 2 asset group’s remaining costs capitalized to construction in progress of $31.8 million and land held for sale of $11.3 million approximated the total fair value of the asset group as of December 31, 2024.
Convertible Notes
In November 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional purchaser, providing for the issuance in tranches of senior secured convertible notes (the “Convertible Notes”) with a principal face amount of up to $100.0 million and a 10.0% original issue discount, as discussed in Note 8. The Convertible Notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the thirty-month anniversary of the last day of the month in which the closing with respect to the applicable Convertible Notes occurs. The Convertible Notes will be convertible, at any time at the holder’s option, into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $0.62616 (the “Conversion Shares”) and $18.78 (after the reverse stock split), which conversion price is subject to adjustment pursuant to the terms of the Convertible Notes. The conversion price is subject to customary adjustments upon any stock dividend, stock split, stock combination, reclassification, recapitalization, or similar transaction that proportionately decreases or increases the price of our common stock.
The Company has elected to account for the Convertible Notes at fair value under the fair value option, under which the Convertible Notes are initially measured at fair value and subsequently remeasured during each reporting period. Changes in fair value will be reflected within gain in fair value of convertible notes on the consolidated statements of operations and comprehensive loss, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income (loss). Please see note 8 for further discussion.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of common stock at an exercise price of at $11.50 per share; however, warrant holders will need to exercise 30 warrants for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the warrants. As of December 31, 2025 and 2024, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants through December 31, 2025.
The Company evaluated the Common Stock Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50.0% or more of the Company’s Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Common Stock Warrants do not meet the conditions to be classified in equity. Since the Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the gain (loss) in fair value of common stock warrants liability within the consolidated statements of operations and comprehensive loss at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.
Earnout Liability
The Company has recorded an earnout liability related to future contingent equity shares related to the Merger (Note 10 for additional details). The Company recorded these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

Functional Currency Translation
The functional currency of the Company’s wholly-owned Canadian subsidiaries is the Canadian dollar, whereby their assets and liabilities are translated at period-end exchange rates except for non-monetary capital transactions and balances, which are translated at historical rates. All income and expense amounts of the Company are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net loss but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net loss in the period in which they occur. These amounts are included in other expenses, net, on the consolidated statements of operations and comprehensive loss.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and other comprehensive income (loss). Foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable debt securities are included in the Company’s other comprehensive income (loss).
Basic and Diluted Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net loss per share calculation, common stock options, RSU awards, performance stock awards, warrants, earnout shares, and Sponsor Vesting Shares (as defined in Note 10) are considered to be potentially dilutive securities. For the periods presented that the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods.

3.Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (“Topic 326”) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a practical expedient for all entities to address the challenges encountered when applying the guidance in Topic 326, Financial Instruments – Credit losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. All entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change the remaining life of the asset to reduce the complexity in developing the reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company adopted the new standard as of September 30, 2025. The adoption of the standard had no material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance should be applied on a prospective basis; however, a retrospective application is permitted. The standard became effective on January 1, 2025 and will be effective for the Company for annual periods beginning after December 15, 2024. Accordingly, the standard was adopted on a prospective basis for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of the standard does not have any material impact on the Company’s financial position, results of operations or cash flows, other than additional disclosures, which were included in Note 15.
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2025
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements, other than additional disclosures in the notes to the consolidated financial statements.
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
The Company did not receive payment before the provision of services for the years ended December 31, 2025 and 2024. Therefore, deferred revenue was zero.
5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,171	$—	$—	$21,171
Marketable securities	—	20,545	—	20,545
Total fair value	$21,171	$20,545	$—	$41,716
Liabilities:
Common stock warrants (Public)	$114	$—	$—	$114
Common stock warrants (Private Placement)	—	53	—	53
Earnout liability	—	—	24	24
Convertible notes, net of issuance costs	—	—	14,970	14,970
Total fair value	$114	$53	$14,994	$15,161

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,953	$—	$—	$46,953
Marketable securities	—	46,613	—	46,613
Derivative asset	—	15	—	15
Total fair value	$46,953	$46,628	$—	$93,581
Liabilities:
Common stock warrants (Public)	$3,108	$—	$—	$3,108
Common stock warrants (Private Placement)	—	1,458	—	1,458
Earnout liability	—	—	2,486	2,486
Total fair value	$3,108	$1,458	$2,486	$7,052

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
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 10 for additional details). A gain of $2.5 million and a loss of $0.7 million for the years ended December 31, 2025 and 2024, respectively, was recorded on the consolidated statements of operations and comprehensive loss in the gain (loss) in fair value of earnout liability.
The value of the convertible notes, net of issuance costs is classified as a Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs that are both observable and unobservable in the market. The Company utilized the Black-Scholes Merton model to estimate the fair value of the convertible notes. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability (see Note 8 for additional details).
The following table summarizes the activities for the earnout liability for the years ended:

(in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of year	$2,486	$1,783
(Gain) loss in fair value of earnout liability	(2,462)	703
Balance at end of year	$24	$2,486
As of December 31, 2025 and 2024, the carrying values of accounts receivable and unbilled receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. The Company has determined the fair value of notes payable and Canadian government research and development program liability approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
Nonrecurring Fair Value Measurements
The Company estimates the value of certain long-lived assets associated with suspension of the furanics platform development and land held of sale using Level 3 measurements under the fair value hierarchy due to the absence of observable market prices and significant reliance on management judgment and estimation techniques. These assets include:
•Assets meeting the held for sale classification that are actively being marketed for sale. We utilized an estimated fair market based on a portion of the land sold previously, including costs to sell, as there were no observable market prices available. We expect to complete the sale of land in fiscal year 2026.
•Origin 1 plant which included property, plant, and equipment, net, that do not meet the held for sale classification but are capable of being sold through alternate use purposes. These assets were evaluated for recoverability and the impairment loss was measured using an orderly liquidation valuation approach. The impairment loss was recognized as the difference between the estimated liquidation value and the net book value of the assets as of December 31, 2025. There have been no significant changes in the estimated net realizable value for the remaining assets as of December 31, 2025.
The table below presents the nonrecurring fair value measurements of these long-lived assets, categorized within the fair value hierarchy:

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Land held for sale	$—	$—	$9,126	$9,126
Origin 1 (within property, plant, and equipment, net)	—	—	18,041	18,041
Total fair value	$—	$—	$27,167	$27,167
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarizes the marketable securities by major security type as follows:

	As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,480	$10	$(2)	$3,488
Asset-backed securities	11,195	8	(518)	10,685
U.S. government and agency securities	6,434	1	(63)	6,372
Total marketable securities	$21,109	$19	$(583)	$20,545

	As of December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,741	$30	$—	$3,771
Asset-backed securities	36,309	39	(1,349)	34,999
U.S. government and agency securities	7,829	14	—	7,843
Total marketable securities	$47,879	$83	$(1,349)	$46,613
The realized gains and losses are included in other expenses, net in the consolidated statements of operations and comprehensive loss.
The Company sold marketable securities for proceeds of $1,077.0 million and $1,751.5 million for the years ended December 31, 2025 and 2024, respectively. As a result of those sales, the Company realized a loss of $0.2 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $10.8 million and $26.6 million as of December 31, 2025 and 2024, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, the Company has not recorded an allowance for credit losses associated with these investments.
The contractual maturities of the investments classified as marketable securities are as follows:

	As of December 31, 2025
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$1,392	$2,096	$—	$3,488
Asset-backed securities	—	—	10,685	10,685
U.S. government and agency securities	5,269	—	1,103	6,372
Total marketable securities	$6,661	$2,096	$11,788	$20,545

	As of December 31, 2024
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$—	$2,869	$902	$3,771
Asset-backed securities	—	—	34,999	34,999
U.S. government and agency securities	5,984	—	1,859	7,843
Total marketable securities	$5,984	$2,869	$37,760	$46,613
Derivative Asset and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). For the years ended December 31, 2025 and 2024, the Company recognized a net loss of less than $0.1 million and a net gain of $0.3 million, respectively, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of December 31, 2025 and 2024 was zero and $1.2 million, respectively.
6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Land	$56	$56
Land improvements and infrastructure	13,281	58,452
Closure manufacturing equipment	4,149	—
Manufacturing equipment and pilot plant	28,890	111,053
Computer equipment and software	2,268	2,726
Lab equipment	3,637	3,496
Furniture, fixtures, and machinery	389	372
Leasehold improvements	4,766	4,765
Total	57,436	180,920
Less accumulated depreciation and amortization	(28,654)	(17,332)
Construction in progress	44,070	40,331
Total property, plant, and equipment, net	$72,852	$203,919
For the years ended December 31, 2025 and 2024, depreciation and amortization expense totaled $11.1 million and $10.7 million, respectively.
As of December 31, 2025, the Company received partial equipment of $7.2 million for the closure business that was financing through note payable (see Note 7 for additional details), which was included in construction in progress.
As of December 31, 2025, the land purchased in Geismar, Louisiana in 2022 met the criteria to be presented as asset held for sale. It is the Company’s intention to complete the sale of the land within the next 12 months. The carrying value of $9.1 million, classified as land held for sale, was included in total current assets in the consolidated balance sheets.

7.Notes Payable
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provides for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. The repayment in the amount of $2.7 million and $1.9 million were paid on September 1, 2024 and 2025, respectively, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At December 31, 2025, the total remaining note principal outstanding balance was $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. At December 31, 2024, the outstanding note principal balance was $3.5 million, of which $1.7 million was included in notes payable, long-term, and $1.8 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. In addition, the amendment reflected the legacy stockholder’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an Offtake Agreement entered into in November 2016, as amended through February 2024. The agreement was collateralized substantially by Origin 1 and other assets of Origin Material Canada Pioneer Limited. The agreement bore an annual interest rate of the three-month Secured Overnight Financing Rate (“SOFR”) plus 0.3% (4.9% at December 31, 2024). The outstanding principal was zero as of December 31, 2025, and the outstanding principal of $2.0 million at December 31, 2024 was recorded in notes payable, short-term and less than $0.1 million accrued interest outstanding was recorded in other liabilities, current.
In September 2025, Origin Closures, LLC, a wholly-owned subsidiary of the Company, executed a Secured Promissory Note (the “Note”) with Starlinger & Co Gesellschaft m.b.H. (“Starlinger”), one of the Company’s manufacturers, in the principal amount of €9.5 million (approximately $11.2 million based on the exchange rate in effect on September 22, 2025) to finance the purchase of certain equipment used to produce PET sheet. The Note is effective as of October 7, 2025, the date that Starlinger executed and delivered the Note to the Company. Interest under the Note accrues at a rate of 10.6% per annum and the Note is to be repaid in semi-annual installments of principal and interest on the last day of April and October, respectively, beginning in April 2026 and continuing until fully repaid in October 2029. The Company received partial equipment as of December 31, 2025 and recorded the total outstanding principal of $7.2 million, of which $2.8 million was recorded in notes payable, short-term and $4.4 million was recorded in notes payable, long-term with $0.1 million accrued interest outstanding was recorded in other liabilities, current.

8. Convertible Notes
In November 2025, the Company entered into the Purchase Agreement with an institutional purchaser, providing for the issuance in tranches of the Convertible Notes with a principal face amount of up to $100.0 million and a 10.0% original issue discount. The Convertible Notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the thirty-month anniversary of the last day of the month in which the closing with respect to the applicable convertible notes occurs. The Convertible Notes will be convertible, at any time at the holder’s option, into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $0.62616 (the “Conversion Shares”) and $18.78 (after the reverse stock split), which conversion price is subject to adjustment pursuant to the terms of the Convertible Notes. The conversion price is subject to customary adjustments upon any stock dividend, stock split, stock combination, reclassification, recapitalization, or similar transaction that proportionately decreases or increases the price of our common stock.
At the initial closing, the Company issued $16.7 million in aggregate principal amount of Convertible Notes and received $15.0 million, net with the original issue discount. On February 17, 2026, the Company obtained stockholder approval to permit the issuance of Conversion Shares in excess of 20.0% of its outstanding common stock as of the date of Purchase Agreement. Accordingly, the Company may consummate additional closings of up to $83.3 million in tranches of up to $25.0 million in aggregate principal amount of Convertible Notes not to exceed $50.0 million in total Convertible Notes issued during any 12-month period, subject to the prior satisfaction of certain conditions.
Commencing on December 1, 2025, and on the first trading day of the month for each month thereafter, and on the maturity date (each such date is referred to herein as an “Installment Date”), unless deferred as described below, the Company is required to make monthly amortization payments (the “Installment Amount”) which, at the Company’s option, may be satisfied in cash or, subject to the satisfaction of certain equity conditions set forth in the Convertible Notes, by permitting the holder to convert the monthly amortization payment into shares of common stock over the course of the applicable month. Such installment conversions shall be satisfied in common stock at a conversion price equal to the lower of (but no lower than the floor price which is initially $0.10152 (subject to adjustment for stock splits, stock dividends or stock combinations)) and $3.05 (after the reverse stock split) (i) the conversion price then in effect and (ii) 92.0% of the lowest volume weighted average price during the seven consecutive trading days prior to the applicable date of conversion. Upon conversion, the Company will deliver shares of common stock. The Installment Amount equals (i) $3.0 million if paid in cash or (ii) if satisfied with shares of common stock, an amount equal to the greater of (x) $2.0 million and (y) 20.0% of the aggregate daily traded volume of the common stock on The Nasdaq Capital Market (“Nasdaq”) over the course of the applicable month.
On December 22, 2025, the Company entered into an Amendment to Securities Purchase Agreement and Note (the “Amendment”), amending that certain Securities Purchase Agreement, between the Company and an institutional purchaser, which provides for the Convertible Notes. Among other things, the Amendment (i) requires the purchaser to purchase Convertible Notes in additional closings of up to $83.3 million in tranches of up to $25.0 million in aggregate principal amount of the Convertible Notes at the Company’s request, subject to the satisfaction of certain conditions, and (ii) allows for the Company to guaranty obligations of its subsidiaries with respect to permitted indebtedness and sale leaseback transactions.
In addition, the Company may, at its option, at any time, upon written notice to the holder and as long as the option redemption conditions are satisfied, redeem all, but not less than all, of the Convertible Notes for an amount in cash equal to the early redemption Amount, which is the sum of (a) 110.0% of the then outstanding principal of the Convertible Notes, (b) any accrued but unpaid interest, and (c) all other amounts due in respect of the Convertible Notes and other transaction documents. In connection with each redemption, the Company shall issue to the holder a warrant to purchase shares of common stock for a number of shares equal to 65.0% of the principal amount of the Convertible Notes being redeemed divided by the conversion price then in effect, which shall be immediately exercisable for a period equal to the remaining time between the optional redemption date that specified by the Company and the maturity date plus six months, and shall provide for registration rights and cashless exercise. Based on the amount at the initial closing with such short amortization payment schedule and the significant early redemption premium, the optional redemption is considered to be unlikely. As such, it was determined that the fair value of the warrant was zero at December 31, 2025.
At December 31, 2025 the outstanding balance of the Convertible Notes was $15.0 million, net of issuance costs. The Company utilized the Black-Scholes Merton model to value the Convertible Notes. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. The Company measures the fair value at each reporting period, with changes in fair value recorded within gain in fair value of convertible notes on the consolidated statements of operations and comprehensive loss. The Company recognized a gain of less than $0.1 million related to the changes in fair values of convertible debt during the year ended December 31, 2025. The Company was in compliance with all financial covenants as of December 31, 2025.

9.Other Liabilities
In September 2019, Legacy Origin entered into a $5.0 million prepayment agreement with a counterparty for the purchase of products from Origin 1. In November 2024, the parties entered into a second memorandum of understanding providing for the return of the counterparty’s first $2.5 million prepayment, termination of the prepayment agreement, and a waiver of each party’s rights, claims, and demands associated with that agreement. As of December 31, 2025 the outstanding amount was zero, and the total amount outstanding under this agreement as of December 31, 2024 was $2.5 million which was included in other liabilities, current.
10.Earnout Liability
As additional consideration for the Merger, within ten business days after the occurrence of a “Triggering Event,” as defined below, the Company shall issue or cause to be issued to each Legacy Origin stockholder a certain number of shares of the Company Class A common stock. The number of such shares is equal to the product of (i) the number of shares of Company common stock, Company Series A Preferred Stock, Company Series B Preferred Stock, Company Series C Preferred Stock, and the net number of shares of Company Capital Stock that would be issuable in respect of “Vested Company Options” in the event such options were exercised (on a net exercise basis with respect to only the applicable exercise price, immediately prior to the “Closing” and settled in the applicable number of shares of Company common stock, rounded down to the nearest whole share) held by such Legacy Origin stockholder as of immediately prior to the “Effective Time”; and (ii) the “Earnout Exchange Ratio” (such issued shares of Artius Class A common stock, collectively, the “Earnout Shares”), where “Vested Company Options,” “Closing,” “Effective Time,” and “Earnout Exchange Ratio” have the meanings set forth in the Merger Agreement. The Company cannot be required to issue more than 833,333 Earnout Shares in the aggregate. Additionally, such Earnout Shares will also become issuable in the event the Company enters into a definitive agreement with respect to an Artius Sale (as defined in the Merger Agreement) on or before the fifth anniversary of the Closing Date. A Triggering Event is defined as the following:
(a)the volume weighted average price of Common Stock (“VWAP”) equaling on exceeding $450.00 for ten consecutive trading days during the three year period following the closing date of June 25, 2021, ending June 25, 2024;
(b)the VWAP equaling or exceeding $600.00 for ten consecutive trading days during the four year period following the closing date, ending June 25, 2025; or
(c)the VWAP equaling or exceeding $750.00 for ten consecutive trading days during the five year period following the closing date, ending June 25, 2026.
A Sponsor Letter Agreement was delivered in connection with the Merger such that 150,000 of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject to forfeiture based on the same vesting requirements as the Earnout Shares. The first and second Triggering Events were not met by the respective June 25, 2024 and June 25, 2025 deadlines, and the number of Plan Sponsor Shares valued in the Earnout Liability balance were reduced accordingly. The 50,000 shares that expired on June 25, 2025 were cancelled on July 1, 2025. The remaining 50,000 shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0% and 0%, volatility of 100.0% and 136.0%, and interest rate of 3.9% and 4.1% at December 31, 2025 and 2024, respectively.

11.Canadian Government Research and Development Program Liability
In April 2019, the Company entered into a contribution agreement related to the research and development and construction associated with the operation of Origin 1 in which the Company will participate in a Canadian government research and development program (the “R&D Agreement”). Pursuant to the R&D Agreement, the Company received funding for eligible expenditures incurred through March 31, 2023 up to the lesser of approximately 18.5% of eligible costs and $23.0 million (in Canadian dollars).
The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the repayment ceiling formula.
In October 2025, the Company entered into an amendment for the R&D Agreement (the “R&D Agreement Amendment”). Pursuant to the R&D Agreement Amendment, the first annual repayment amount will be due on April 30, 2027, with subsequent annual repayment amounts due on or before April 30th of each year through 2041, or until such time as the maximum amount to be repaid is reached, whichever comes first. The annual repayment amounts will be determined using a formula that considers the repayment rate and changes of the fiscal year gross business revenue, as defined in the R&D Agreement Amendment. The Company received $1.7 million and $8.1 million for the years ended December 31, 2025 and 2024, respectively, related to the eligible expenditures incurred before March 31, 2023.
12.Common Stock Warrants
As of December 31, 2025 and 2024, there are 35,476,627 warrants outstanding.
As part of Artius’s initial public offering, 24,149,960 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase 1/30th of one share of common stock at a price of $11.50 per share, subject to adjustments. The Public warrant holders will need to exercise 30 warrants for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the Public Warrants. The Public Warrants will expire on June 25, 2026 at 5:00p.m., New York City time, or earlier upon redemption or liquidation. The Public Warrants are listed on The Nasdaq Capital Market under the symbol “ORGNW.”
The Company may redeem the Public Warrants when exercisable, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of the common stock equals or exceeds $540.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.
Simultaneously with Artius’s initial public offering, Artius consummated a private placement of 11,326,667 Private Placement Warrants with the Sponsor. The Private Placement Warrant holders will need to exercise 30 warrants for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the Private Placement Warrants. The Private Placement Warrant expires on June 25, 2026 or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, except that: (1) the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Public Shares (or any successor securities thereto) equals or exceeds $360.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which Artius completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Artius’s Public Shareholders having the right to exchange their Public Shares (or any successor securities thereto) for cash, securities or other property, subject to certain limited exceptions, (2) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except if the reference value equals or exceeds $300.00 and is less than $540.00 (as described above), so long as they are held by the initial purchasers or their permitted transferees, and (3) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured as of December 31, 2025 and 2024 (see Note 5 for additional details), and a gain of $4.4 million and a loss of $3.2 million, respectively, was recorded on the consolidated statements of operations and comprehensive loss.

13.Stockholders’ Equity
Common Stock
Holders of the common stock are entitled to dividends when, as, and if, declared by the board of directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2025, the Company had not declared any dividends. The holder of each share of common stock is entitled to one vote.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (“ESPP”). The ESPP permits participants to purchase shares of our common stock with the purchase price of the shares at a price determined by our Board, which shall not be less than 85.0% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase.
Initially, following adoption of the ESPP, the maximum number of shares of the Company’s common stock that could be issued under the ESPP was 61,557. The ESPP contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to the lesser of (1) one percent (1.0%) of the fully-diluted shares of the Company’s common stock on December 31st of the preceding calendar year, (2) 123,114 of common stock, or (3) such lesser number of shares as determined by the Board. As of December 31, 2025, the number of shares available for issuance under the ESPP was 187,998. The Board made the decision not to increase the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2026 as no stock has been offered or issued to employees under the ESPP to date. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the ESPP.
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
Origin may grant a wide variety of equity securities under the Stock Plans, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, PSU awards, and other awards. The Company has granted incentive stock options, RSU awards, and PSU awards under the Stock Plans. Under the Stock Plans, options must be issued at exercise prices no less than the estimated fair value of the stock on the date of grant and are exercisable for a period not exceeding 10 years from the date of grant. Options granted to employees under the Stock Plans generally vest 25.0% one year from the vesting commencement date and 1/36th per month thereafter, although certain arrangements call for vesting over other periods. Options granted to non-employees under the Stock Plan vest over periods determined by the Board (generally immediate to four years). RSU awards granted to employees under the 2021 Equity Incentive Plan require a service period of three years and generally vest 33.3% annually over the three-year service period. Under the Stock Plans, the fair value of RSU awards and PSU awards are determined to be the grant date closing stock price. For awards with performance-based conditions, compensation is recorded once there is sufficient objective evidence the performance conditions are considered probable of being met. The PSU awards are subject to vesting based on a performance-based condition and a service-based condition. The PSU awards will vest in a percentage of the target number of shares between 0% and 300.0%, depending on the extent the performance conditions are achieved.
Initially, following adoption of the 2021 Equity Incentive Plan, there were 615,570 shares of common stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5.0%) of the fully-diluted common stock on December 31 of the preceding year unless the Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15.0%) of the fully-diluted common stock on December 31 of the preceding year. As of December 31, 2025, the number of shares available for issuance under the 2021 Equity Incentive Plan was 1,025,078 which exceeded fifteen percent of the fully-diluted common stock on January 1, 2026, therefore the share was not automatically increased pursuant to the 2021 Equity Incentive Plan’s “evergreen” provision. As of December 31, 2025, there were 240,810 shares available for grant.

The following tables summarize stock option activity under the Stock Plans for the year ended December 31, 2025:

(In thousands, except for share and per share amounts)	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2024	130,599	$5.10	5.52
Exercised	(48,737)	5.10
Expired	(35)	36.30
Balance as of December 31, 2025	81,827	$4.80	4.77
Vested and expected to vest at December 31, 2025	81,827	$4.80	4.77	$172
Vested and exercisable at December 31, 2025	46,552	$5.40	4.72	$96
The total intrinsic value of the options exercised for the years ended December 31, 2025 and 2024 was $0.7 million and $0.5 million, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. The total fair value of options vested for the years ended December 31, 2025 and 2024 was less than $0.1 million and $0.3 million, respectively. As of December 31, 2025, the Company had stock-based compensation of less than $0.1 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 4.8 years.
The following table summarizes the RSU activity for the year ended December 31, 2025:

	Unvested outstanding	Weighted-average grant date fair value	Vested-deferred outstanding	Weighted-average grant date fair value	Total
Balance at December 31, 2024	447,766	$36.90	23,561	$36.90	471,327
Granted - RSU awards	74,401	19.20	—	—	74,401
RSU awards vested and converted to shares	(182,056)	42.60	(20,467)	42.60	(202,523)
RSU awards vested and deferred	(35,730)	42.60	35,730	42.60	—
Forfeited - RSU awards	(22,980)	36.30	—	—	(22,980)
Balance at December 31, 2025	281,401	$28.20	38,824	$28.20	320,225

The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of common stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested for the years ended December 31, 2025 and 2024 was $2.7 million and $4.6 million, respectively. As of December 31, 2025 the unvested-deferred outstanding balance of 38,824 RSU awards has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant’s departure from the Company.

The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $6.6 million as of December 31, 2025, which is expected to be recognized over an estimated weighted average period of 1.2 years.

The following table summarizes the PSU award activity for the year ended December 31, 2025:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2024	53,007	$159.90
Granted - PSU awards	26,174	25.20
PSU awards vested and converted to shares	(5,060)	27.90
Forfeited - PSU awards	(32,485)	218.10
Unvested balance December 31, 2025	41,636	$50.40

The performance conditions for the PSU awards granted in 2023 were met and for the PSU awards granted in 2025 were partially met, therefore PSU stock-based compensation expense of $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. The performance conditions for the remaining outstanding PSU awards granted in 2021 were not probable of being met, therefore no PSU stock-based compensation expense was recorded for such awards for the years ended December 31, 2025 and 2024. Also, there were 13,065 PSU stock awards vested during 2022 and released during the year ended December 31, 2025.
As of December 31, 2025, the maximum amount of stock-based compensation expenses for the unvested PSU awards, assuming maximum performance, is $2.1 million. Total remaining compensation expenses for PSU awards will be recognized over the requisite service periods once the performance-based conditions are met or deemed to be probable.
For the years ended December 31, 2025 and 2024, stock-based compensation expenses of $6.8 million and $7.7 million, respectively, was recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss, and stock-based compensation expense of $2.1 million and $2.4 million, respectively, was recognized in research and development expenses in the consolidated statements of operations and comprehensive loss.
14.Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) for purposes of making decisions regarding resource allocation and evaluating financial performance. As of the year ended December 31, 2025, the Company has determined that its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer are the CODMs. The CODMs review the consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole as the Company is still in an early stage of business. The Company does not distinguish between markets or segments for the purpose of internal reporting. Accordingly, the Company has determined that it operates in a single operating and single reportable segment at the consolidated entity level. The CODMs use net loss and loss from operations as the key performance measures to make key operating decisions.
Revenues are based on the location where services are provided and products are sold. All of the Company’s revenues are attributable to the U.S. for the periods presented. Reported segment net loss and loss from operations for the Company’s single reportable segment are shown in the consolidated statements of operations and comprehensive loss.
The following table presents the significant segment expenses that are regularly provided to the CODMs:

(in thousands)	December 31, 2025	December 31, 2024
Total revenues	$18,922	$31,282
Cost of revenue	18,381	30,864
Operating expenses:
Personnel Expenses	18,497	22,274
Other Expenses	34,326	37,046
Depreciation and amortization	11,175	10,715
Impairment of assets	195,636	15,246
Total operating expenses	259,634	85,281
Loss from operations	$(259,093)	$(84,863)
The personnel expenses represent payroll expenses excluding stock-based compensation. The other expenses represent research and development excluding personnel expenses, and general and administrative excluding personnel expenses.

Long-lived assets (excluding deferred tax assets) by geography
(in thousands)	December 31, 2025	December 31, 2024
United States	$57,652	$82,530
Non United States	19,132	155,702
Total	$76,784	$238,232
15.Income Taxes
Income before income tax (provision) benefit consisted of the following for the years ended:

(in thousands)	December 31, 2025	December 31, 2024
United States	$(115,659)	$(84,452)
Foreign	(133,418)	1,424
Loss before income tax provision	$(249,077)	$(83,028)

The federal, state, and foreign income and deferred tax (provision) benefit are summarized as follows for the years ended:

(in thousands)	December 31, 2025	December 31, 2024
Current
Federal	$—	$—
State	—	(29)
Foreign	—	—
Total current tax (provision) benefit	—	(29)
Deferred
Federal	—	—
State	—	—
Foreign	(621)	(640)
Total deferred tax (provision) benefit	(621)	(640)

Total income tax (provision) benefit	$(621)	$(669)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes are as follows as of:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$66,604	$45,734
Available for sale marketable securities	141	288
Lease liabilities	1,012	945
Other	229	263
Fixed assets and intangibles	577	—
Capitalized research and development costs	10,045	7,715
Stock Compensation	916	1,636
R&D Credits	3,817	—
Impairment of assets	46,792	—
Total deferred tax assets	130,133	56,581
Valuation allowance	(128,466)	(53,775)
Deferred tax liabilities
ROU asset	(832)	(835)
Fixed assets and intangibles	(835)	(1,350)
Total deferred tax liabilities	(1,667)	(2,185)
Net deferred tax assets	$—	$621
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to its cumulative losses and doubt about its ability to generate future taxable income, the Company has provided a valuation allowance against the U.S. and foreign net deferred tax assets.
The valuation allowance increased by $74.7 million and $12.4 million for the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, we had federal net operating loss carryforwards of approximately $268.5 million to offset future federal taxable income, with $43.9 million available through 2037. We have state net operating loss carryforward of $168.8 million, available through 2045. At December 31, 2025, we had federal research and development credits of approximately $5.7 million available through 2045. We have state research and development credits of approximately $2.5 million available indefinitely.
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

The effective tax rate of the Company’s income tax (provision) benefit differs from the federal statutory rate as follows for the years ended:

	December 31, 2025
(in thousands, except percentages)	Amount	Percent
U.S. Federal statutory tax rate	$52,306	(21.0)%
State and local income taxes, net of federal income tax effect	—	—%
Effect of cross-border tax laws
GILTI/sub-part F income	(47)	—%
Tax credits
Federal R&D credits	2,428	(1.0)%
Change in Valuation Allowance	(25,926)	10.4%
Nondeductible items
Stock-based compensation	(2,024)	0.8%
Warrants and other equity items	1,441	(0.6)%
Other	(161)	0.1%
Convertible notes	1	—%
Foreign tax effects for Canada
Foreign rate differential	7,338	(3.0)%
Canada change in valuation allowance	(36,329)	14.6%
Other	352	(0.1)%
Total	$(621)	0.3%

	December 31, 2024
(in thousands, except percentages)	Amount	Percent
Statutory rate	$17,436	(21.0)%
State tax	(1,764)	2.1%
Valuation allowance	(12,843)	15.5%
Other	(321)	0.4%
Warrants and other equity items	(825)	1.0%
Foreign rate differential	(78)	0.1%
Stock-based compensation	(2,274)	2.7%
Total	$(669)	0.8%
In 2025, the state income taxes which comprise the majority of the state income taxes, net of federal effect category are: California, Missouri, and Connecticut.
No cash was paid for federal, state, or foreign income taxes in 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2025	2024
January 1	$—	$—
Additions based on tax positions related to current year	463	—
Additions for tax positions of prior years	3,613	—
Reductions for tax positions of prior years	—	—
Lapse of the applicable statute of limitations	—	—
Settlements	—	—
December 31	$4,076	$—

The Company files income tax returns in the United States, various U.S. states, and Canada. All tax years remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, there is no interest or penalties recognized on uncertain tax positions.
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
16.Leases

The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. The Company’s operating leases have remaining lease terms of one to eight years.

The components of lease cost and cash flow information were as follows for the years ended:

(in thousands)	December 31, 2025	December 31, 2024
Operating lease cost	$665	$790
Variable lease cost	128	188
Total lease cost	$793	$978

(in thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$607	$668
Operating lease ROU assets obtained in exchange for lease obligations	$—	$—

Other information related to operating leases is as follows as of:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	8.00	8.86
Weighted average discount rate	7.4%	7.4%

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

(in thousands)	December 31
2026	$577
2027	595
2028	612
2029	631
2030	650
Thereafter	2,068
Total lease payments	5,133
Less: imputed interest	(1,294)
Less: operating lease liabilities, current	(306)
Operating lease liabilities, non-current	$3,533
17.Commitments and Contingencies
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
The Company entered into multiple purchase agreements with various vendors to purchase equipment to fulfill a near-term demand for its PET closures during 2024. Pursuant to the agreements, the Company committed to purchase the equipment with installment payments. The Company made payments totaling $38.0 million through December 31, 2025 and has recorded the amount in property, plant, and equipment, net on the consolidated balance sheets. The Company is obligated to make additional payments toward the remaining balances of up to approximately $22.6 million subject to the achievement of certain milestones.
In April 2023, the Company entered into an agreement for conversion of materials produced by Origin 1 into certain derivatives. Pursuant to the agreement, the Company agreed to purchase conversion services for a certain minimum quantity of product on a take-or-pay basis for a term of 5 years beginning in 2025 for an aggregate total cost of $33.0 million. Accordingly, the Company was obligated to purchase not less than $5.0 million during 2025 and a minimum of $7.0 million each of 2026 through 2029. The Company made advance payments totaling $16.6 million to the counterparty as of December 31, 2024, which is included in the foregoing aggregate total, and the agreement provided for the Company to be fully reimbursed for the advance payments in the form of a discount on conversion services over the term. The Company recorded the advance payments in other long-term assets on the consolidated balance sheets. On April 4, 2025, the Company entered and executed an agreement with the counterparty to discharge the advance payments of $16.6 million paid and future commitment under the take-or-pay agreement. The Company also paid an additional $0.4 million to the counterparty in April 2025 for capital expenses in connection with the agreement. As such, the Company recorded an impairment charge of $16.6 million to impairment of assets and $0.4 million in general and administrative expense on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025. The Company does not have any commitments for this contract as of December 31, 2025 and going forward.

In February 2023, the Company entered into a nonexclusive patent license agreement for use in connection with production at a specific licensed facility. The license expires upon cessation of production at that facility. The Company made a nonrefundable $5.0 million deposit in 2022 toward securing the license and, as a result of signing the license agreement, made an additional nonrefundable payment of $7.9 million during 2023 and may make additional payments depending on the achievement of certain milestones. The total payment of $12.9 million is included in other long-term assets on the consolidated balance sheets. The Company also entered into a conditional offtake agreement under which, subject to certain conditions being met, the licensor was to supply the Company with a certain amount of the same type of products to be produced at the licensed facility in order to accelerate market development for these products and related applications. In July 2025, the Company terminated the conditional offtake agreement and entered into an umbrella sale and purchase agreement with the licensor, which does not contain any minimum purchase volumes. The Company made the decision to indefinitely suspend further development of the furanics platform development and determined the value of the payments made for the nonexclusive license were not recoverable. As a result, the Company recorded an impairment charge of $12.9 million to impairment of assets on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025.
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company manufactures specific products at Origin 1 based on the patents and sells those products, the Company would pay a royalty up to a cumulative $0.5 million. Thereafter, no further payments will be due for any production at Origin 1. If production of products based on the licensed patents occurs at other facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per such facility. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. No payments have been made under this agreement through December 31, 2025.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. There were $0.1 million and $0.1 million payments for the royalties made for the years ended December 31, 2025 and 2024, respectively.
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
Contingencies
At times there may be claims and legal proceedings generally incidental to the normal course of business that are pending or threatened against the Company. Since August 2023, the Company has been litigating a putative securities class action in the United States District Court for the Eastern District of California (the “Court”) against the Company and certain of its officers alleging violations of the federal securities laws in connection with the Company’s announcement on August 9, 2023, that it expected the timeline for construction of its Origin 2 project to be delayed (In re Origin Materials, Inc. Sec. Litig., No. 2:23-cv-01816-WBS-JDP (E.D. Cal.)). In March 2025, two shareholders each filed a derivative complaint in the Eastern District of California against certain of the Company’s current and former directors, with the Company as a nominal defendant. The cases are Thomas Kaspar v. John Bissell, et al., Case No. 2:25-at-00326 (E.D. Cal. Mar. 7, 2025) and Travis Tanasse v. John Bissell, et al., Case No. 2:25-at-00331 (E.D. Cal. Mar. 10, 2025). The complaints alleged breaches of fiduciary duty and related state and federal claims in connection with the same August 9, 2023 announcement by the Company that is at issue in the In re Origin Materials, Inc. Sec. Litig. case. As relief, purportedly on behalf of the Company, each plaintiff has sought unspecified damages, fees and costs, and governance changes. In October 2025, the Company entered into binding agreements to settle the putative shareholder class action lawsuit and the related derivative litigation. On January 7, 2026, the Court granted preliminary approval of the settlement of the securities class action, and on January 20, 2026, the Court granted final approval of the settlement of the derivative litigation.

18.Basic and Diluted Net Loss Per Share
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

(In thousands, except for share and per share amounts)	December 31, 2025	December 31, 2024
Numerator:
Net loss attributable to common stockholders—Basic	$(249,698)	$(83,697)
Net loss attributable to common stockholders—Diluted	$(249,698)	$(83,697)
Denominator:
Weighted-average common shares outstanding—Basic (1)	4,939,958	4,773,088
Weighted-average common shares outstanding—Diluted (1)	4,939,958	4,773,088
Net loss per share—Basic	$(50.55)	$(17.54)
Net loss per share—Diluted	$(50.55)	$(17.54)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 74,247 and 124,247 shares for the years ended December 31, 2025 and 2024, respectively.
Diluted net loss per share reflects the potential dilution of securities that could dilute share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net loss per share as they are subject to performance or market conditions that were not achieved as follows:

	December 31, 2025	December 31, 2024
Options to purchase common stock	35,274	35,274
PSU awards	41,636	53,007
Earnout shares	833,333	833,333
Sponsor vesting shares	50,000	100,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31, 2025	December 31, 2024
Options to purchase common stock	46,553	95,325
Warrants to purchase common stock	1,182,554	1,182,554
RSU awards	281,401	471,327
Convertible notes (if converted)	885,911	—
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
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, has concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based upon the results of its evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act. If our Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
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

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) Exhibits.
The exhibits listed below are filed as part of this Annual Report on Form 10-K (or are incorporated by reference herein):

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 16, 2021.	S-4/A	333-254012	2.1	May 25, 2021
2.2	Letter Agreement, dated as of March 5, 2021.	S-4/A	333-254012	2.2	May 25, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Amended and Restated Bylaws of the Company.	8-K	001-39378	3.1	December 11, 2025
4.1	Specimen Common Stock Certificate of the Company.	S-4/A	333-254012	4.5	May 25, 2021
4.2	Specimen Warrant Certificate of the Company.	S-1/A	333-239421	4.3	July 2, 2020
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated July 13, 2020.	8-K	001-39378	4.1	July 16, 2020
4.4	Certificate of Corporate Domestication of Artius.	S-4/A	333-254012	4.6	May 25, 2021
4.5	Description of Securities.	10-K	001-39378	4.5	March 1, 2022
10.1#	Form of Performance Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.1	November 12, 2021
10.2#	Form of Restricted Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.2	November 12, 2021
10.3#	Form of Director Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.3	November 12, 2021
10.4*	Amendment No. 1 to Offtake Supply Agreement by and between Origin Materials Inc. and Danone Asia Pte Ltd. dated August 1, 2022	10-K	001-39378	10.4	February 23, 2023
10.5	Investor Rights Agreement, by and between the Company and certain stockholders, dated June 25, 2021.	8-K	001-39378	10.5	June 25, 2021
10.6#	Form of Indemnification Agreement.	8-K	001-39378	10.6	June 25, 2021
10.7#*	Fourth Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-39378	10.7	March 27, 2026
10.8#	Micromidas, Inc. 2010 Stock Incentive Plan, as amended.	S-4/A	333-254012	10.1	May 25, 2021
10.9#	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Stock Incentive Plan.	S-4/A	333-254012	10.2	May 25, 2021
10.10#	Micromidas, Inc. 2020 Equity Incentive Plan.	S-4/A	333-254012	10.3	May 25, 2021
10.11#	Forms of Stock Option Grant Notice, Option Agreement and Exercise Notice under the 2020 Equity Incentive Plan.	S-4/A	333-254012	10.4	May 25, 2021
10.12#	Origin Materials 2021 Equity Incentive Plan.	8-K	001-39378	10.12	June 25, 2021
10.13#	Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	8-K	001-39378	10.13	June 25, 2021
10.14#	Origin Materials 2021 Employee Stock Purchase Plan.	8-K	001-39378	10.14	June 25, 2021
10.15#	Offer Letter, dated January 9, 2018, by and between Micromidas, Inc. and Joshua Lee.	S-4/A	333-254012	10.8	May 25, 2021

10.16	Standard Industrial/Commercial Multi-Tenant Lease for 930 Riverside Parkway, Suites 10-30, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.10	May 25, 2021
10.17	Standard Industrial/Commercial Multi-Tenant Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated February 28, 2013.	S-4/A	333-254012	10.11	May 25, 2021
10.18	Second Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 11, 2015.	S-4/A	333-254012	10.12	May 25, 2021
10.19	Third Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.13	May 25, 2021
10.20	Form of Sponsor Letter Agreement.	S-4/A	333-254012	10.16	May 25, 2021
10.21	Private Placement Warrants Purchase Agreement between the Company and Artius Acquisition Partners LLC.	8-K	001-39378	10.3	July 16, 2020
10.22	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.33	May 25, 2021
10.23	First Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated November 8, 2019.	S-4/A	333-254012	10.34	May 25, 2021
10.24	Second Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 21, 2020.	S-4/A	333-254012	10.35	May 25, 2021
10.25	Third Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated January 22, 2021.	S-4/A	333-254012	10.36	May 25, 2021
10.26+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated August 3, 2018.	S-4/A	333-254012	10.42	May 25, 2021
10.27^	Amendment No. 1 to Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated October 24, 2019.	S-4/A	333-254012	10.43	May 25, 2021
10.28+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.44	May 25, 2021
10.29+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Packaging Equity Holdings, LLC, dated December 13, 2020.	S-4/A	333-254012	10.46	May 25, 2021

10.30+^	Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, dated August 1, 2022.	POS-AM	333-257931	10.51	August 3, 2022
10.31+^	Fourth Amendment to Amended and Restated Secured Promissory Note by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, Origin Materials Canada Holding Limited, and Origin Materials Canada Pioneer Limited, dated August 1, 2022.	POS-AM	333-257931	10.52	August 3, 2022
10.32+^	Amendment No. 2 to Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated May 10, 2023.	10-Q	001-39378	3.3	May 10, 2023
10.33^	Second Amendment to the Offtake Supply Agreement by and between Danone Asia Pte Ltd. and the Company, dated as of July 10, 2023.	10-Q	001-39378	10.1	August 9, 2023
10.34^	First Amendment to Lease for 930 Riverside Parkway, Suite 40-60, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.2	August 9, 2023
10.35^	First Amendment to Lease for 930 Riverside Parkway, Suite 70, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.3	August 9, 2023
10.36^	Second Amendment to Lease for 930 Riverside Parkway, Suite 10-30, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.4	August 9, 2023
10.37^	Fifth Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.5	August 9, 2023
10.38^	Offer Letter, dated September 25, 2023, by and between Origin Materials, Inc. and Matthew Plavan.	8-K	001-39378	10.1	October 1, 2023
10.39*	Separation and Advisory Agreement, dated December 17, 2024, by and between the Company and Rich Riley.	8-K	001-39378	10.1	December 17, 2024
10.40	Secured Promissory Note, by and between the Company and Starlinger & Co Gesellschaft m.b.H., dated September 22, 2025	8-K	001-39378	10.1	October 7, 2025
10.41	Guaranty Agreement, by and between the Company and Starlinger & Co Gesellschaft m.b.H., dated September 22, 2025	8-K	001-39378	10.2	October 7, 2025
10.42	Securities Purchase Agreement, dated November 13, 2025, by and among the Company and the purchaser.	8-K	001-39378	10.1	November 17, 2025
10.43	Security Agreement, dated November 17, 2025, by and among the Company and the purchaser.	8-K	001-39378	10.2	November 17, 2025
10.44	Amendment to Securities Purchase Agreement and Note, dated December 22, 2025, by and among the Company and the Purchaser.	8-K	001-39378	10.1	December 23, 2025

10.45#*	Form of Executive Officer Retention Agreements	10-K	001-39378	10.45	March 27, 2026
19.1*	Insider Trading Policy.	10-K	001-39378	19.1	March 4, 2024
21.1*	List of subsidiaries.	10-K	001-39378	21.1	March 27, 2026
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*%	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Recoupment Policy.	10-K	001-39378	97.1	March 4, 2024
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: March 27, 2026	By:	/s/ John Bissell
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

Signature	Title	Date

/s/ John Bissell	Chief Executive Officer and Director	March 27, 2026
John Bissell	(Principal Executive Officer)

/s/ Matthew Plavan	Chief Financial Officer and Chief Operating Officer	March 27, 2026
Matthew Plavan	(Principal Financial and Accounting Officer)

/s/ R. Tony Tripeny	Chairperson of the Board	March 27, 2026
R. Tony Tripeny

/s/ Kathleen B. Fish	Director	March 27, 2026
Kathleen B. Fish

/s/ William J. Harvey	Director	March 27, 2026
William J. Harvey

/s/ John Hickox	Director	March 27, 2026
John Hickox

/s/ Craig A. Rogerson	Director	March 27, 2026
Craig A. Rogerson

/s/ Jim Stephanou	Director	March 27, 2026
Jim Stephanou