Form 10-K/A
period 2025-12-31
Origin Materials, Inc.
filed 2026-04-29
CIK 1802457

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

None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $14.50 for shares of the Registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $69.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had issued and outstanding an aggregate of 5,425,037 shares of common stock as of March 20, 2026.

EXPLANATORY NOTE

Origin Materials, Inc. (the “Company,” “Origin,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 (the “Original Form 10-K”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because our definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
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

The Reverse Stock Split was effective after market close on March 19, 2026. Our common stock began trading on a post-Reverse Stock Split basis on The Nasdaq Capital Market on March 20, 2026. All share information included in this Amendment No. 1 has been adjusted to reflect as if the Reverse Stock Split occurred as of the earliest period presented.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. Six of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). Commencing with our annual meeting of stockholders in 2026, each director shall be elected annually and will hold office until the next annual meeting of stockholders and until his or her respective successor shall have been duly elected and qualified or until his or her earlier resignation or removal.

Directors and Executive Officers

The following table sets forth the names, ages as of April 15, 2026, and certain other information for our executive officers and directors:

Name	Age	Position
Executive Officers
John Bissell	41	Chief Executive Officer and Director
Matt Plavan	62	Chief Financial Officer and Chief Operating Officer
Joshua Lee	49	General Counsel, Chief Compliance Officer, and Secretary
Directors
R. Tony Tripeny	67	Chairperson
William J. Harvey(1)(2)	75	Director
Craig A. Rogerson(1)(3)	69	Director
John Hickox(1)(2)	69	Director
Jim Stephanou(1)(3)(4)	60	Director
Kathleen B. Fish(2)(3)(4)	68	Director
________________________
(1)Member of the Audit Committee
(2)Member of the Nominating and Corporate Governance Committee
(3)Member of the Compensation Committee
(4)Member of the Operational Excellence Committee

Executive Officers
John Bissell co-founded Origin Materials in November 2008 and has served as its Chief Executive Officer and a member of its board of directors since inception. Mr. Bissell was trained as a chemical engineer at UC Davis, and has extensive experience in R&D, engineering, and business development in the chemical industry. He’s been recognized by the US EPA, Forbes, and the University of California for his professional and technical contributions. Mr. Bissell raised over half a billion USD in capital, and took Origin Materials public in 2021. We believe that Mr. Bissell’s extensive experience in the materials industry, his experience as an executive, and his leadership of Origin qualify him to serve as our director.
Matt Plavan has served as our Chief Financial Officer since November 2023, and since December 2024, Mr. Plavan has also served as Origin’s Chief Operating Officer. Mr. Plavan brings 30 years of successful leadership and board governance experience in public and privately held companies within the ag-tech, medical device, cell therapy, and healthcare industries, and is recognized for an ability to identify and capitalize on new market opportunities and follow-through execution of enterprise-wide growth initiatives. Most recently, from May 2022 to October 2023, Mr. Plavan served as Chief Executive Officer of IngredientWerks, Inc., having led the company's founding spin-out from Agrivida, Inc. and initial seed financing to launch a leading molecular farming company specializing in the development of plant-based animal protein ingredients for the alternative protein and food ingredient markets. Prior to launching IngredientWerks, Mr. Plavan joined Arcadia Biosciences, Inc. (“Arcadia”) as Chief Financial Officer in September 2016 and served as President and Chief Executive Officer from September 2018 to December 2021, successfully leading Arcadia through the transition from an agricultural biotechnology trailblazer to a dynamic revenue generating consumer food products company targeting on-trend wellness and wheat-based ingredient categories with disruptive nutrition density. Prior to joining Arcadia, Mr. Plavan spent a decade with Cesca Therapeutics, Inc. (formerly known as ThermoGenesis Corp), his latest role serving as

Chief Executive Officer and board member, successfully leading a transformational pivot from a medical device manufacturer to a high-value stem cell therapy company. As a Chief Financial Officer, Mr. Plavan also led the finances of two high-tech private equity backed companies, StrionAir Inc. and Reason, Inc., positioning each for successful exits. Previously, Mr. Plavan spent a half dozen years with McKesson Corporation, the oldest and largest healthcare company in the U.S., his latest role serving as Vice President of Finance for the health care information services division, iMcKesson. Mr. Plavan began his career with a six-year tenure at Ernst & Young, LLC. Mr. Plavan is an inactive certified public accountant and earned a bachelor's degree in business economics from the University of California, Santa Barbara.
Joshua Lee has served as the General Counsel and Secretary of Origin Materials, Inc. since June 2021, and as Origin's Chief Compliance Officer since October 2025. Mr. Lee joined Origin Materials Operating, Inc., formerly known as Micromidas, Inc., now a wholly-owned subsidiary of Origin Materials, Inc., as its Corporate Counsel in February 2018 and served as its General Counsel from December 2020 to June 2021. Mr. Lee has also served as Secretary of Origin Materials Operating, Inc. since February 12, 2020. Prior to joining Origin, Mr. Lee was an attorney at Miller Barondess, LLP from 2016 to 2018, and at Irell & Manella LLP from 2009 to 2016. Mr. Lee received a B.A. in Economics and German from the University of Southern California, an M.A. in Economics from the University of Southern California, and a J.D. from Yale Law School.
Director
R. Tony Tripeny has served as Chair of Origin’s board of directors since March 2024, and has served as a member of Origin’s board of directors since May 1, 2023. Previously, from May 1, 2023 through March 1, 2024, Mr. Tripeny also served as Chair of the Audit Committee. Mr. Tripeny brings over three decades of significant operational, strategy, and M&A experience, extensive knowledge of the manufacturing, technology, and materials science industries, and a background in international corporate finance. Since 2022, he has served as a director at Mesa Laboratories, Inc., a global leader in the design and manufacturing of life science tools and critical quality control solutions. Mr. Tripeny has been a director at IperionX Ltd., a titanium metal and critical materials company, since March 2025. He also served on the board of Hardinge Inc., a multi-national machine tool builder, from February 2012 to May 2018. During his 37-year career with Corning, Incorporated, a global leading innovator in materials science, Mr. Tripeny held various, progressive leadership roles in the areas of corporate accounting and finance, including Executive Vice President, Chief Financial Officer from September 2015 to February 2022 and Senior Vice President, Corporate Controller and Principal Accounting Officer from April 2009 to August 2015. Prior to joining Corning, Mr. Tripeny served as a Financial Analyst for GKN Automotive Inc., an automotive technology company, from 1981 to 1985. Mr. Tripeny holds an economics degree from the University of Pennsylvania’s Wharton School of Business. We believe that Mr. Tripeny’s leadership experience and knowledge of corporate finance qualify him to serve on our board of directors.
William J. Harvey has served as a member of Origin’s board of directors since June 2017 and as the Chair of the Nominating and Governance Committee since June 2021. Mr. Harvey served from July 2009 to December 2016 as the President of DuPont Packaging & Industrial Polymers (“P&IP”), a global business unit of E. I. du Pont de Nemours & Company, Inc. Mr. Harvey was a member of the board of directors of Bridgestone Americas, Inc., the North American subsidiary of a Japanese multinational auto and truck parts manufacturer, from June 2017 through December 2023. Mr. Harvey served on the board of directors of Kennametal, Inc., a public supplier of tooling and industrial materials, from March 2011 through October 2025. In March 2020, Mr. Harvey joined the Management Board of Huber Engineered Woods LLC, a manufacturer and supplier of wood products and a wholly-owned subsidiary of J.M. Huber Corporation. Since March 2021, Mr. Harvey has been a member of the board of Clean Chemistry, Inc, a small start up company owned by Black Bay Energy Capital. As a part of that assignment, Mr. Harvey sits on Black Bay's Advisory Board which reviews strategic investment opportunities which may come up from time to time. Since January 2024, Mr. Harvey has been member of the board of directors of The Delrin Company, a former business of the DuPont Company, now owned by The Jordan Company, a private equity firm. Mr. Harvey received an MBA from the Darden School at the University of Virginia and a B.S. in Economics from Virginia Commonwealth University. We believe that Mr. Harvey’s broad experience as an executive and board member in the packaging and materials industries qualify him to serve as our director.
Craig A. Rogerson became a member of Origin’s board of directors beginning on May 1, 2023. Mr. Rogerson has four decades of executive experience leading private and publicly held specialty chemical companies. He served as Chairman, President and Chief Executive Officer of Hexion Inc., a leading global producer of adhesives and performance materials, from July 2017 until his retirement in January 2023. Hexion filed for Chapter 11 bankruptcy in April 2019 and reemerged from bankruptcy in July 2019. Previously, he served from December 2008 to April 2017 as Chairman, President and Chief Executive Office at Chemtura Corporation, a global developer, manufacturer and marketer of engineered industrial specialty chemicals. Mr. Rogerson also served as President, Chief Executive Officer and Director of Hercules Incorporated, a global manufacturer of specialty chemicals, from December 2003 until November 2008. He has served as independent board chair of PPL Corporation, an electric utility company, since March 2021 and has served on the board of PPL Corporation since September 2005. Mr. Rogerson serves as independent chairman of the boards of Oxea, a global chemical company majority owned by Strategic Value Partners, and of PPL Corporation, and serves on the boards of Vibrantz Technologies and McLaren Northern Michigan Hospital. He previously served as Executive Chairman of The Lycra Company and on the boards of Ashland Global Holdings Inc., the Society of Chemical Industry and the American Chemistry Council, Pancreatic Cancer Action Network, and the advisory board of the Michigan State University Chemical Engineering & Materials Science Department. Mr. Rogerson holds a chemical engineering degree from Michigan State University. He also serves on the Michigan State university College of Engineering Alumni Board. We believe that Mr. Rogerson is qualified to serve on our board of directors given his extensive leadership experience with manufacturing companies.
John Hickox has served on Origin’s board of directors and as Chair of the Audit Committee since March 2024 following a distinguished career spanning 40 years in auditing, accounting, FP&A, corporate governance, and executive leadership. Most recently, he assisted Kaizen Analytics, LLC in a contract COO capacity from June 2021 to April 2022. Mr. Hickox was a senior advisory partner at KPMG from May 2004 until he retired in September 2017, where he serviced a range of public clients (mid-range to Fortune 10), including chemical and packaging industry clients, in the areas of Sarbanes-Oxley / regulatory compliance, internal audit / risk management, as well as spearheading the KPMG Americas Sustainability Practice, focusing on impactful corporate stewardship, strategy, reporting and profit maximization. From December 1997 to October 2002, Mr. Hickox served as an advisory partner at Ernst & Young where he served clients with their Internal Audit functions with a strong focus on operational improvement, as well as the lead partner on key accounts. Mr. Hickox received a B.B.A. in Accounting from Texas A&M University. We believe that Mr. Hickox’s experience in auditing, accounting, FP&A, corporate governance, and executive leadership, including advising companies in the chemical packaging industries, qualifies him to serve as our director.
Jim Stephanou has served on Origin’s board of directors since June 2023 and was appointed Chair of the Operational Excellence Committee in October 2025. Mr. Stephanou is Chief Executive Officer for IPS (Integrated Project Services) and brings over thirty years of experience in manufacturing operations and engineering, including his current role as CEO of IPS, an engineering and construction services provider to the life sciences sector. Previously, he served as Vice President and Global Head of Engineering at Merck & Co., Inc. (“Merck”), a position he held from 2015 to 2023. Prior to joining Merck, he held various leadership positions at Bayer Technology Services Americas for over a decade, including roles as Vice President of Asset Management, Vice President and Plant Manager for Manufacturing and Technology, and Regional Director of Engineering and Maintenance. Mr. Stephanou joined Lyondell Basell Industries N.V. in 1988 and held a variety of supervisory positions with the company before being named Manager of Maintenance and Reliability in 2000. Mr. Stephanou holds a mechanical engineering degree from Drexel University. We believe that Mr. Stephanou’s deep experience in manufacturing operations and engineering qualifies him to serve as our director.
Kathleen B. Fish has served on Origin’s board of directors since June 2021 and as Chair of the Compensation Committee since February 2023. Ms. Fish served as Chief Research, Development and Innovation Officer of Procter & Gamble, a consumer goods company, from February 2014 until December 2020. Prior to this, Ms. Fish served as vice president of the Global Fabric Care R&D organization at Procter & Gamble from January 2009 to January 2014, and as vice president of the Global Baby Care R&D organization at Procter & Gamble from November 2003 to November 2008. Ms. Fish joined Procter & Gamble in 1979 as part of its Product Development (R&D) organization. Ms. Fish is currently a member of the board of directors of USA Swimming and has served on the board of directors of Balchem, an industrial gas company, since June 2021. Ms. Fish received a B.S. in Chemical Engineering from Michigan State University. We believe that Ms. Fish’s leadership experience in the consumer goods industry qualifies her to be on our board of directors.
Committees of the Board of Directors
The board of directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Operational Excellence Committee. The composition and responsibilities of each of the committees of the board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by the board of directors. The board of directors may establish other committees as it deems necessary or appropriate from time to time.
Audit Committee
Our Audit Committee consists of John Hickox, William J. Harvey, Craig A. Rogerson, and Jim Stephanou. Our board of directors has determined that each member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The chair of the Audit Committee is Mr. Hickox. Our board of directors has determined that Messrs. Hickox and Rogerson are each an “audit committee financial expert” within the meaning of SEC regulations. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each Audit Committee member’s scope of experience and the nature of their employment.
Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq listing standards. A copy of the charter of our Audit Committee is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”
Compensation Committee
Our Compensation Committee consists of Kathleen B. Fish, Craig A. Rogerson, and Jim Stephanou. The chair of the Compensation Committee is Ms. Fish. Our board of directors has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq listing standards. A copy of the charter of our Compensation Committee is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of William Harvey, Kathleen B. Fish, and John Hickox. The chair of the Nominating and Corporate Governance Committee is Mr. Harvey. Our board of directors has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq listing standards.
Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable Nasdaq listing standards. A copy of the charter of our Nominating and Corporate Governance Committee is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”
Operational Excellence Committee
Our Operational Excellence Committee consists of Kathleen B. Fish and Jim Stephanou. The chair of the Operational Excellence Committee is Mr. Stephanou. Our board of directors has determined that each member of the Operational Excellence Committee is independent under the Nasdaq listing standards.
Our Operational Excellence Committee operates under a written charter, a copy of which is available on our website at www.originmaterials.com under “Investors – Governance – Governance Documents.”
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of its common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. On April 13, 2026, we amended the Form 4s filed on April 5, 2026 that reported the ISO awards granted to our executive officers to also include the determination of achievement of our executive officers' performance-based RSUs ("PSUs") on March 4, 2026, as they were erroneously omitted from the original filings. Except as described above, we believe that our directors, executive officers and 10% stockholders complied with all Section16(a) filing requirements in 2025.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at www.originmaterials.com under “Investors – Governance – Governance Documents.” We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
Process for Stockholder Nominations
There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we last provided disclosure of such procedures.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for our year ended December 31, 2025. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation
Summary Compensation Table
Our named executive officers for the year ended December 31, 2025 were:

•John Bissell – Chief Executive Officer
•Matt Plavan - Chief Financial Officer and Chief Operating Officer
•Joshua Lee – General Counsel, Chief Compliance Officer and Secretary
The following table sets forth information concerning the compensation of Origin’s named executive officers for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary	Stock Awards(1)	All Other Compensation(2)	Total
John Bissell	2025	$300,000	$50,286	$14,095	$364,381
Chief Executive Officer	2024	300,000	447,300	14,636	761,936
Matt Plavan	2025	350,000	26,819	14,746	391,565
Chief Financial Officer and Chief Operating Officer	2024	350,000	239,554	13,806	603,360
Joshua Lee	2025	290,000	25,143	15,041	330,184
General Counsel, Chief Compliance Officer and Secretary	2024	290,000	223,650	10,452	524,102
__________________
(1)Amounts reported represent the aggregate grant date fair value of restricted stock units (“RSUs”) and PSUs granted to such named executive officers during the years ended December 31, 2025 and 2024 under the 2021 Plan, computed in accordance Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation Stock Compensation (“ASC 718”). The assumptions used in calculating the grant date fair value of the time-based RSUs reported in this column are set forth in Note 2 – Stock-Based Compensation to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. No RSU awards were granted in fiscal year 2025. The grant date fair value for PSUs is reported based upon the probable outcome of the performance conditions. The value of the PSUs granted in 2025, assuming the highest level of the performance conditions would be achieved, would have been as follows: Mr. Bissell: $201,144; Mr. Plavan: $107,277; and Mr. Lee: $100,572. No PSUs were granted in 2024.
(2)Consists of amounts for a phone and internet stipend and for health insurance, long-term disability insurance, and life insurance premiums paid on behalf of Messrs. Bissell, Plavan, and Lee.

Outstanding Equity Awards as of December 31, 2025
The following table presents information regarding outstanding equity awards held by Origin’s named executive officers as of December 31, 2025:

			Option Awards					Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John Bissell	10/28/2020	2/16/2021	31,747	24,692	(1)	4.20	10/27/2030
	12/26/2023							5,000	(3)	31,755	3,333	21,170	(4)
	12/23/2024							10,000	(3)	63,513
	2/26/2025										5,000	31,755	(5)

Matt Plavan	10/30/2023							12,244	(3)	77,763	—	—
	12/26/2023							2,678	(3)	17,014	1,781	11,316	(4)
	12/23/2024							5,355	(3)	34,015
	2/26/2025										2,666	16,936	(5)

Joshua Lee	4/9/2019	2/5/2018	564	—		36.30	4/8/2029		(2)
	12/26/2023							2,500	(3)	15,878	1,666	10,585	(4)
	12/23/2024							5,000	(3)	31,757
	2/26/2025										2,500	15,878	(5)
__________________
(1)10,582 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $750.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved. 14,110 shares underlying this option vest when the VWAP of a share of common stock of Origin equals or exceeds $1,500.00 for 10 consecutive trading days during the five year period following the closing of the Business Combination, subject to Mr. Bissell’s continued service at the date such milestone is achieved.
(2)The shares underlying this option vested upon the completion of the Business Combination.
(3)Reflects RSUs that vest ratably annually over three years from the grant date, subject to continuous service through each applicable vesting date.
(4)Reflects PSUs which achieved the maximum percentage of 100% achievement. One-third of the PSUs vested on February 26, 2025, and one-third shall vest on each of January 1, 2026 and 2027, subject to continuous service through each applicable vesting date.
(5)Reflects PSUs which were deemed to have been 40% achieved on March 4, 2026. One-third of the aggregate number of PSUs achieved shall vest on March 4, 2026, and one-third shall vest on January 1, 2027 and 2028, subject to continuous service through each applicable vesting date.
Executive Compensation
Our Compensation Committee oversees our compensation and benefit plans, policies and programs, and administration of our equity plans, and reviews and determines the compensation of our executive officers, directors, and senior management, as appropriate.
Other Features of Our Compensation Program
Employment Offer Letters

Each of our named executive officers is an at-will employee. Each named executive officer other than John Bissell, our co-founder and Chief Executive Officer, is party to an offer letter setting forth the initial terms of employment as of the date of the offer letter, including title, initial salary, grant of initial equity award(s), eligibility to participate in our health and welfare benefit plans. The base salaries and any equity awards of our named executive officers are reviewed annually by the Compensation Committee.
John Bissell
John Bissell is our Chief Executive Officer and his annual base salary for 2026 is $300,000.
Matt Plavan
Matt Plavan is our Chief Financial Officer and Chief Operating Officer, and his annual base salary for 2026 is $350,000. Mr. Plavan’s offer letter is dated September 23, 2023.
Joshua Lee
Joshua Lee is our General Counsel, Chief Compliance Officer and Secretary, and his annual base salary for 2026 is $290,000. Mr. Lee's offer letter is dated January 9, 2018.

Clawback
In October 2023, our Compensation Committee adopted an incentive compensation recoupment policy that complies with Nasdaq’s listing standards and SEC rules. The policy provides that, in the event we are required to prepare an accounting restatement, we will be required to recover incentive-based compensation received by any current or former executive officer based wholly or in part upon the attainment of a financial reporting measure that was erroneously awarded during the period of time specified in the recoupment policy. In addition, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
During 2025, we did not grant stock options, stock appreciation rights, or similar instruments with option-like features. Accordingly, we do not have in place policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
Potential Payments upon Severance and Change in Control
Executive Officer Retention Agreements
In March 2026, we entered into executive officer retention agreements with our named executive officers pursuant to which each officer is eligible to receive milestone based bonus payments (Mr. Bissell – up to $300,000; Mr. Plavan – up to $350,000; and Mr. Lee - up to $218,000). In addition, we granted each named executive officer a stock option to purchase shares of common stock with an exercise price of $4.68 per share (Messrs. Bissell and Plavan - 16,666 shares each; and Mr. Lee - 13,333 shares) (each a “Retention Grant”). The Retention Grants have a two year vesting period and the shares thereunder will vest as to 50% on each of February 17, 2027 and 2028.
If the named executive officer’s employment is terminated without “cause”, as that term is defined in our 2021 Plan, prior to March 5, 2027, he will be entitled to receive (i) a lump sum severance payment of two months of the officer's base salary plus two weeks of additional base salary for each year of continuous employment with us (capped at four months), plus (ii) four months of COBRA benefits premiums, all less applicable withholdings and deductions. If the named executive officer has earned [all] the milestone based bonus payments under the agreement prior to March 5, 2027, then his severance payment will be reduced by 50%.
If the named executive officer’s employment is terminated without “cause” within 90 days of a "Change in Control," as those terms are defined in the 2021 Plan, and he has not yet earned all the milestone based bonus payments, he will receive his respective lump sum severance payment (as set forth above) plus four months of COBRA benefits premiums, less applicable withholdings and deductions, and the vesting of such officer’s Retention Grant will be accelerated to a date immediately prior to the date his employment terminated.

To receive either of the foregoing severance and change of control benefits, the named executive officer must timely sign and provide us with an effective release of claims. A copy of the form of Executive Officer Retention Agreement is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.
Matt Plavan
In November 2023, our Chief Financial Officer and Chief Operating Officer, Matt Plavan, received a one-time initial “Welcome” grant of 36,732 shares of RSUs under the 2021 Plan, and an “Annual” grant of 8,036 shares of RSUs under the 2021 Plan. If Mr. Plavan is terminated for any reason except “cause” (as defined by the 2021 Plan), he will become vested in shares equal to six months of his then current base salary and benefits coverage costs. If there is a “change-in-control” (as defined by the 2021 Plan), and Mr. Plavan is terminated for any reason except “cause,” then the unvested portion of his Welcome grant will accelerate and vest immediately prior to his termination date.
Corporate Transaction and Acceleration of Stock Awards Pursuant to the 2021 Plan
In the event of a “corporate transaction” (as defined in the 2021 Plan), any equity awards held by our named executive officers under our 2021 Plan, that are outstanding and not assumed, continued or substituted for by any surviving or acquiring entity will be accelerated in full (or, for performance-based awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) effective as of a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), subject to such named executive officer’s continuous service with us through the effective time of the corporate transaction.
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
Perquisites
We typically do not offer perquisites or personal benefits to our named executive officers other than telephone and internet stipends generally available to other employees. We may from time to time provide reasonable relocation or signing bonuses to our named executive officers as the Compensation Committee determines appropriate to assist such individuals to commence employment with us.

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
In addition to the cash compensation, each non-employee director who is first elected or appointed to the board of directors will also receive a one-time initial grant of restricted stock units with a grant date fair value of $150,000, to vest in three equal installments on the first, second and third anniversary of the grant date. Any non-employee director who is first elected or appointed to the board of directors on a date other than an annual stockholder meeting of the Company will be granted an additional number of restricted stock units with a grant date fair value of $130,000, or, in the case of the chair of the board of directors, $205,000, prorated to reflect the non-employee director’s partial service between the last annual stockholder meeting preceding the non-employee director’s election or appointment to the board of directors and the next annual stockholder meeting, and to vest in full on the earlier of the first anniversary of the grant date and the date of the Company’s next annual stockholder meeting. Each non-employee director continuing to serve as a non-employee director following a stockholder meeting occurring after June 25, 2021 will also receive an annual grant of restricted stock units with a grant date fair value of $130,000, or, in the case of the chair of the board of directors, $205,000. Each annual award will vest on the earlier of the first anniversary of the grant date and the Company’s next annual stockholder meeting.

Each non-employee director may elect to defer the delivery of shares in settlement of any award of restricted stock units described above until the earlier of (i) the 60th day following the director’s separation from continuous service on our board of directors and (ii) a change in control of the Company. Non-employee directors who reside outside the United States may, solely for non-U.S. tax planning purposes, elect to forego receiving the full (and not less than the full) annual grant and instead receive cash in an amount equal to the applicable grant date fair value of the annual grant. The cash will be delivered on the earlier of the first anniversary of the grant date and the date of the Company’s next annual stockholder meeting following the award and the director making such a cash election must use the cash to purchase common stock of the Company as soon as reasonably practicable consistent with the Company’s insider trading policy.
Each restricted stock unit and cash award described above is subject to the applicable director continuing to serve on our board of directors through the applicable vesting date(s). In addition, each such award will become fully vested and, as applicable, due and payable immediately prior to the closing of a change in control of the Company, subject to the applicable director remaining in continuous service on the board of directors until the vesting date.
The following table sets forth a summary of the compensation received by our non-employee directors during the year ended December 31, 2025:

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Total
William J. Harvey (2)	$75,000	$113,401	$188,401
Kathleen B. Fish (3)	70,856	113,401	184,257
Pia Heidenmark-Cook (4)	22,679	—	22,679
R. Tony Tripeny (5)	50,000	178,826	228,826
Craig Rogerson (6)	65,000	113,401	178,401
Jim Stephanou (7)	67,568	113,401	180,969
John Hickox (8)	75,000	113,401	188,401
__________________
(1)The amounts reported in the Stock Awards column represent the grant date fair value of the annual RSU award that was granted under our 2021 Plan to each of our non-employee directors during 2025 as computed in accordance with ASC 718. Note that the amounts reported in the column reflect the accounting cost for these RSU awards, and do not correspond to the actual economic value that may be received by the named directors from the RSU award.
(2)As of December 31, 2025, Mr. Harvey held 5,291 stock options and 5,763 unvested RSUs.
(3)As of December 31, 2025, Ms. Fish held 5,763 unvested RSUs.
(4)Ms. Cook did not stand for re-election at our 2025 annual meeting of stockholders held on May 6, 2025.
(5)Mr. Tripeny elected to receive his quarterly retainer fees in RSUs in lieu of cash; $50,000 of the amount included in “Fees Earned or Paid in Cash” was paid in 3,154 fully-vested RSUs. As of December 31, 2025, Mr. Tripeny held (i) 9,513 unvested RSUs, 425 of which he elected to defer the issuance of common shares, and (ii) 3,297 fully-vested RSUs all of which he elected to defer the issuance of common shares.
(6)Mr. Rogerson elected to receive his quarterly retainer fees in RSUs in lieu of cash; $65,000 of the amount included in “Fees Earned or Paid in Cash” was paid in 4,100 fully-vested RSUs, all of which Mr. Rogerson elected to defer the issuance of the common shares. As of December 31, 2025, Mr. Rogerson held (i) 6,188 unvested RSUs, all of which he elected to defer the issuance of common shares, and (ii) 12,509 fully-vested RSUs all of which he elected to defer the issuance of common shares.
(7)As of December 31, 2025, Mr. Stephanou held 6,105 unvested RSUs, 5,763 of which he elected to defer the issuance of common shares. Mr. Rogerson elected to defer the issuance of common shares in respect of 5,655 fully-vested RSUs.
(8)Mr. Hickox elected to receive his quarterly retainer fees in RSUs in lieu of cash; $75,000 of the amount included in “Fees Earned or Paid in Cash” was paid in 4,731 fully-vested RSUs, all of which Mr. Hickox elected to defer the issuance of the common shares. As of December 31, 2025, Mr. Hickox held (i) 8,826 unvested RSUs, all of which he elected to defer the issuance of common shares, and (ii) 16,637 fully-vested RSUs all of which he elected to defer the issuance of common shares.
Mr. Bissell, our Chief Executive Officer receives no additional compensation for his service as a member of the board of directors. See the section titled “Executive Compensation” for additional information about the compensation paid to Mr. Bissell.

Rule 10b5-1 Sales Plans
Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 31, 2026 for:
•each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
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
Applicable percentage ownership is based on 5,499,307 shares of our common stock outstanding as of March 31, 2026. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our common stock subject to options held by the person that are currently exercisable or exercisable within 60 days of March 31, 2026 and issuable upon the vesting of RSUs held by the person within 60 days of March 31, 2026. However, we did not deem such shares of common stock outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Origin Materials, Inc., 930 Riverside Parkway, Suite 10, West Sacramento, California 95605. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Stockholders:
Artius Acquisition Partners LLC (1)	427,555	7.3%
Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (2)	566,405	10.30%
Named Executive Officers and Directors:
John Bissell(3)	80,677	1.5%
Matt Plavan(4)	22,792	*
Joshua Lee(5)	12,794	*
Kathleen B. Fish(6)	15,036	*
William J. Harvey(7)	16,743	*
John Hickox (8)	3,698	*
Craig A. Rogerson (9)	—	*
Jim Stephanou (10)	—	*
R. Tony Tripeny (11)	22,164	*
All executive officers and directors as a group (9 persons) (12)	173,904	3.1%
______________________
*Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)Includes 50,000 shares of common stock held by Artius Acquisition Partners LLC (“Artius”) and warrants to purchase 11,326,667 shares of common stock held by Artius. Thirty warrants are needed to exercise for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the warrants. Boon Sim is a founding member of Artius and can exercise voting and investment power with respect to the common stock held by Artius, and may be deemed to beneficially own such shares. The principal business address for Artius is c/o Artius Acquisition Inc., 3 Columbus Circle, Suite 2215, New York, NY 10019.
(2)The 566,405 shares of common stock issuable on the conversion of certain convertible notes (the "Notes") held by Alto Opportunity Master Fund, SPC- Segregated Master Portfolio B, a Cayman Islands exempted company (the "Fund"). The Fund is a private investment vehicle for which Ayrton Capital LLC, a Delaware limited liability company (the "Investment Manager"), serves as the investment manager. Waqas Khatri serves as the managing member of the Investment Manager. The principal business address for (i) Ayrton Capital LLC, 55 Post Rd West, 2nd Floor Westport, CT 06880; (ii) Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, Suite #7 Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands; and (iii) Waqas Khatri 55 Post Rd West, 2nd Floor Westport, CT 06880.
(3)Consists of 48,932 shares of common stock held directly by Mr. Bissell, 31,745 shares of common stock issuable to Mr. Bissell pursuant to options exercisable within 60 days of March 31, 2026.
(4)Consists of 22,792 shares of common stock held directly by Mr. Plavan.
(5)Consists of 12,230 shares of common stock held directly by Mr. Lee and 564 shares of common stock issuable to Mr. Lee pursuant to options exercisable within 60 days of March 31, 2026.
(6)Consists of 9,273 shares of common stock held directly by Ms. Fish and 5,763 shares of common stock issuable to Ms. Fish pursuant to RSUs that will vest within 60 days of March 31, 2026.
(7)Consists of 5,690 shares of common stock held directly by Mr. Harvey, 5,290 shares of common stock issuable to Mr. Harvey pursuant to options exercisable within 60 days of March 31, 2026, and 5,763 shares of common stock issuable to Mr. Harvey pursuant to RSUs that will vest within 60 days of March 31, 2026.
(8)Consists of 3,698 shares of common stock held directly by Mr. Hickox, but does not include 16,634 shares of common stock Mr. Hickox has deferred for future issuance pursuant to vested RSUs and 5,763 shares of common stock issuable to Mr. Hickox pursuant to RSUs that will vest within 60 days of March 31, 2026 that have been deferred for future issuance.
(9)Does not include 12,504 shares of common stock that Mr. Rogerson has deferred for future issuance pursuant to vested RSUs and 6,188 shares of common stock issuable to Mr. Rogerson pursuant to RSUs that will vest within 60 days of March 31, 2026 that have been deferred for future issuance.
(10)Does not include 5,656 shares of common stock that Mr. Stephanou has deferred for future issuance pursuant to vested RSUs and 5,763 shares of common stock issuable to Mr. Stephanou pursuant to RSUs that will vest within 60 days of March 31, 2026 that have been deferred for future issuance.
(11)Consists of 10,642 shares of common stock held directly by Mr. Tripeny, 2,434 shares of common stock held by the Revocable Trust of R. Tony Tripeny and 9,088 shares of common stock issuable to Mr. Tripeny pursuant to RSUs that will vest within 60 days of March 31, 2026, but does not include 3,296 shares of common stock that Mr. Tripeny has deferred for future issuance pursuant to vested RSUs and 425 shares of common stock pursuant to RSUs that will vest within 60 days of March 31, 2026 that have been deferred for future issuance.
(12)Includes (i) 115,691 shares of common stock, (ii) 37,599 shares of common stock issuable pursuant to options exercisable within 60 days of March 31, 2026, and (iii) 20,614 shares of common stock issuable pursuant to RSUs that will vest within 60 days of March 31, 2026 held by the executive officers and directors.

Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	493,688	(1)(2)	$4.80	(3)	1,213,076
Equity compensation plans not approved by stockholders	—	(4)	—		—
Total	493,688		$4.80		1,213,076
______________________
(1)Includes the following plans: Origin Materials, Inc. 2021 Equity Incentive Plan, Origin Materials, Inc. 2021 Employee Stock Purchase Plan, Micromidas, Inc. 2020 Equity Incentive Plan and Micromidas, Inc. 2010 Stock Incentive Plan. For further detail on our equity compensation plans, please see Note 13 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
(2)This number includes 320,225 shares subject to RSUs and 41,636 shares subject to PSUs.
(3)The weighted average exercise price relates solely to outstanding stock option shares since shares subject to the RSUs have no exercise price.
(4)We do not have any non-stockholder approved equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than compensation arrangements for our directors and executive officers, which are described in “Item 11. Executive Compensation” of this Amendment No. 1, we did not enter into any transactions since January 1, 2024 to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years; and
•any of our directors, executive officers or holders of more than 5% of any class of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
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
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the Nasdaq listing standards. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the Nasdaq.
Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that each of our current directors, Messrs. Harvey, Hickox, Rogerson, Stephanou, and Tripeny, and Ms. Fish, and our former directors, Ms. Cook who served as a director during 2025, qualifies as “independent” as defined under the applicable Nasdaq rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Bissell is not deemed independent due to his position as our Chief Executive Officer.
Item 14. Principal Accounting Fees and Services
The following tables set forth the aggregate fees for professional audit services and other services rendered by Deloitte & Touche LLP for the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$1,118,000	$979,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	—	2,000
Total Fees	$1,118,000	$981,000
_____________
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
(2) “All Other Fees” consists of fees billed for product and subscription services.
In our year ended December 31, 2025, there were no other professional services provided by Deloitte & Touche LLP that would have required our Audit Committee to consider their compatibility with maintaining the independence of Deloitte & Touche LLP.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee has adopted an Audit Committee Pre-Approval Policy for Services of the Independent Registered Accounting Firm, or the Policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm may be pre-approved. Under the Policy, all audit, audit-related and tax services to be provided by the independent registered public accounting firm are subject to pre-approval by the Audit Committee. In addition, the Policy authorizes the chairperson of the Audit Committee to pre-approve services not prohibited by the Policy to be performed by our independent registered public accounting firm and associated fees up to $120,000, provided that the chairperson is required to report any decision to pre-approve such audit- related or non-audit services and fees to the full Audit Committee at its next regular meeting. All audit-related and non-audit related services performed by our independent registered public accounting firm in 2025 were pre-approved.

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) Exhibits.
The exhibits listed below are filed as part of this Amendment No. 1 (or are incorporated by reference herein):

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 16, 2021.	S-4/A	333-254012	2.1	May 25, 2021
2.2	Letter Agreement, dated as of March 5, 2021.	S-4/A	333-254012	2.2	May 25, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Amended and Restated Bylaws of the Company.	8-K	001-39378	3.1	December 11, 2025
4.1	Specimen Common Stock Certificate of the Company.	S-4/A	333-254012	4.5	May 25, 2021
4.2	Specimen Warrant Certificate of the Company.	S-1/A	333-239421	4.3	July 2, 2020
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated July 13, 2020.	8-K	001-39378	4.1	July 16, 2020
4.4	Certificate of Corporate Domestication of Artius.	S-4/A	333-254012	4.6	May 25, 2021
4.5	Description of Securities.	10-K	001-39378	4.5	March 1, 2022
10.1#	Form of Performance Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.1	November 12, 2021
10.2#	Form of Restricted Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.2	November 12, 2021
10.3#	Form of Director Stock Unit Agreement under the Origin Materials 2021 Equity Incentive Plan	10-Q	001-39378	10.3	November 12, 2021
10.4*	Amendment No. 1 to Offtake Supply Agreement by and between Origin Materials Inc. and Danone Asia Pte Ltd. dated August 1, 2022	10-K	001-39378	10.4	February 23, 2023
10.5	Investor Rights Agreement, by and between the Company and certain stockholders, dated June 25, 2021.	8-K	001-39378	10.5	June 25, 2021
10.6#	Form of Indemnification Agreement.	8-K	001-39378	10.6	June 25, 2021
10.7#*	Fourth Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-39378	10.7	March 27, 2026
10.8#	Micromidas, Inc. 2010 Stock Incentive Plan, as amended.	S-4/A	333-254012	10.1	May 25, 2021
10.9#	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Stock Incentive Plan.	S-4/A	333-254012	10.2	May 25, 2021
10.10#	Micromidas, Inc. 2020 Equity Incentive Plan.	S-4/A	333-254012	10.3	May 25, 2021
10.11#	Forms of Stock Option Grant Notice, Option Agreement and Exercise Notice under the 2020 Equity Incentive Plan.	S-4/A	333-254012	10.4	May 25, 2021
10.12#	Origin Materials 2021 Equity Incentive Plan.	8-K	001-39378	10.12	June 25, 2021

10.13#	Form of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	8-K	001-39378	10.13	June 25, 2021
10.14#	Origin Materials 2021 Employee Stock Purchase Plan.	8-K	001-39378	10.14	June 25, 2021
10.15#	Offer Letter, dated January 9, 2018, by and between Micromidas, Inc. and Joshua Lee.	S-4/A	333-254012	10.8	May 25, 2021
10.16	Standard Industrial/Commercial Multi-Tenant Lease for 930 Riverside Parkway, Suites 10-30, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.10	May 25, 2021
10.17	Standard Industrial/Commercial Multi-Tenant Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated February 28, 2013.	S-4/A	333-254012	10.11	May 25, 2021
10.18	Second Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 11, 2015.	S-4/A	333-254012	10.12	May 25, 2021
10.19	Third Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Harsch Investment Properties, LLC and Micromidas, Inc., dated May 22, 2020.	S-4/A	333-254012	10.13	May 25, 2021
10.20	Form of Sponsor Letter Agreement.	S-4/A	333-254012	10.16	May 25, 2021
10.21	Private Placement Warrants Purchase Agreement between the Company and Artius Acquisition Partners LLC.	8-K	001-39378	10.3	July 16, 2020
10.22	Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.33	May 25, 2021
10.23	First Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated November 8, 2019.	S-4/A	333-254012	10.34	May 25, 2021
10.24	Second Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated May 21, 2020.	S-4/A	333-254012	10.35	May 25, 2021
10.25	Third Amendment to Amended and Restated Secured Promissory Note, by and among Micromidas, Inc., Origin Materials Canada Holding Limited, Origin Materials Canada Pioneer Limited and Danone Asia Pte Ltd, dated January 22, 2021.	S-4/A	333-254012	10.36	May 25, 2021
10.26+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated August 3, 2018.	S-4/A	333-254012	10.42	May 25, 2021
10.27^	Amendment No. 1 to Offtake Supply Agreement, by and between Micromidas, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated October 24, 2019.	S-4/A	333-254012	10.43	May 25, 2021

10.28+^	Amended and Restated Offtake Supply Agreement, by and between Micromidas, Inc. and Danone Asia Pte Ltd, dated May 17, 2019.	S-4/A	333-254012	10.44	May 25, 2021
10.29+^	Offtake Supply Agreement, by and between Micromidas, Inc. and Packaging Equity Holdings, LLC, dated December 13, 2020.	S-4/A	333-254012	10.46	May 25, 2021
10.30+^	Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, dated August 1, 2022.	POS-AM	333-257931	10.51	August 3, 2022
10.31+^	Fourth Amendment to Amended and Restated Secured Promissory Note by and between Origin Materials Operating, Inc. and Danone Asia Pte Ltd, Origin Materials Canada Holding Limited, and Origin Materials Canada Pioneer Limited, dated August 1, 2022.	POS-AM	333-257931	10.52	August 3, 2022
10.32+^	Amendment No. 2 to Offtake Supply Agreement (Origin 2) by and between Origin Materials Operating, Inc. and Pepsi-Cola Advertising and Marketing, Inc., dated May 10, 2023.	10-Q	001-39378	3.3	May 10, 2023
10.33^	Second Amendment to the Offtake Supply Agreement by and between Danone Asia Pte Ltd. and the Company, dated as of July 10, 2023.	10-Q	001-39378	10.1	August 9, 2023
10.34^	First Amendment to Lease for 930 Riverside Parkway, Suite 40-60, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.2	August 9, 2023
10.35^	First Amendment to Lease for 930 Riverside Parkway, Suite 70, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.3	August 9, 2023
10.36^	Second Amendment to Lease for 930 Riverside Parkway, Suite 10-30, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.4	August 9, 2023
10.37^	Fifth Amendment to Lease for 970 Riverside Parkway, Suite 40, West Sacramento, CA 95605, by and between Schnitzer Properties, LLC and Origin Materials Operating, Inc., dated August 1, 2023.	10-Q	001-39378	10.5	August 9, 2023
10.38^	Offer Letter, dated September 25, 2023, by and between Origin Materials, Inc. and Matthew Plavan.	8-K	001-39378	10.1	October 1, 2023
10.39*	Separation and Advisory Agreement, dated December 17, 2024, by and between the Company and Rich Riley.	8-K	001-39378	10.1	December 17, 2024
10.40	Secured Promissory Note, by and between the Company and Starlinger & Co Gesellschaft m.b.H., dated September 22, 2025	8-K	001-39378	10.1	October 7, 2025
10.41	Guaranty Agreement, by and between the Company and Starlinger & Co Gesellschaft m.b.H., dated September 22, 2025	8-K	001-39378	10.2	October 7, 2025
10.42	Securities Purchase Agreement, dated November 13, 2025, by and among the Company and the purchaser.	8-K	001-39378	10.1	November 17, 2025

10.43	Security Agreement, dated November 17, 2025, by and among the Company and the purchaser.	8-K	001-39378	10.2	November 17, 2025
10.44	Amendment to Securities Purchase Agreement and Note, dated December 22, 2025, by and among the Company and the Purchaser.	8-K	001-39378	10.1	December 23, 2025
10.45#*	Form of Executive Officer Retention Agreements	10-K	001-39378	10.45	March 27, 2026
19.1*	Insider Trading Policy.	10-K	001-39378	19.1	March 4, 2024
21.1*	List of subsidiaries.	10-K	001-39378	21.1	March 27, 2026
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-39378	23.1	March 27, 2026
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	10-K	001-39378	31.1	March 27, 2026
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	10-K	001-39378	31.2	March 27, 2026
31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*%	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39378	32.1	March 27, 2026
97.1*	Incentive Compensation Recoupment Policy.	10-K	001-39378	97.1	March 4, 2024
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGIN MATERIALS, INC.

Date: April 29, 2026	By:	/s/ John Bissell
John Bissell
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons, being a majority of the Board of Directors of Origin Materials, Inc., on behalf of the registrant on the dates indicated.

Signature	Title	Date

/s/ John Bissell	Chief Executive Officer and Director	April 29, 2026
John Bissell	(Principal Executive Officer)

/s/ Matthew Plavan	Chief Financial Officer and Chief Operating Officer	April 29, 2026
Matthew Plavan	(Principal Financial and Accounting Officer)

/s/ R. Tony Tripeny*	Chairperson of the Board	April 29, 2026
R. Tony Tripeny

/s/ Kathleen B. Fish*	Director	April 29, 2026
Kathleen B. Fish

/s/ William J. Harvey*	Director	April 29, 2026
William J. Harvey

/s/ John Hickox*	Director	April 29, 2026
John Hickox

/s/ Craig A. Rogerson*	Director	April 29, 2026
Craig A. Rogerson

/s/ Jim Stephanou*	Director	April 29, 2026
Jim Stephanou

*/s/ John Bissell
John Bissell
Attorney-in-Fact