Form 10-Q
period 2026-03-31
Origin Materials, Inc.
filed 2026-05-14
CIK 1802457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding was 5,502,770, as of May 8, 2026.

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

Table of contents
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$19,191	$32,923
Marketable securities	13,457	20,545
Accounts receivable net of allowance for credit losses of $5,448 and $828, respectively	5,362	13,049
Other receivables	1,587	2,101
Inventory	682	684
Prepaid expenses and other current assets	1,126	2,448
Land held for sale	9,125	9,126
Total current assets	50,530	80,876
Property, plant, and equipment, net	79,726	72,852
Operating lease right-of-use asset	3,080	3,149
Intangible assets, net	24	32
Other long-term assets	1,715	751
Total assets	$135,075	$157,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,331	$3,568
Accrued expenses	4,717	4,947
Operating lease liabilities, current	316	306
Notes payable, short-term	4,450	4,511
Convertible notes, net of issuance costs	6,979	14,970
Other liabilities, current	1,231	231
Total current liabilities	19,024	28,533
Earnout liability	24	24
Canadian Government Research and Development Program liability	16,496	16,776
Common stock warrants liability	89	167
Notes payable, long-term	7,654	4,386
Operating lease liabilities	3,449	3,533
Other liabilities, long-term	19	30
Total liabilities	46,755	53,449

(In thousands, except share and per share data)	March 31, 2026 (Unaudited)	December 31, 2025
Commitments and contingencies (See Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 5,499,307 and 5,173,884, issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (including 50,000 and 50,000, respectively, of Sponsor Vesting Shares)	15	15
Additional paid-in capital	404,667	402,378
Accumulated deficit	(305,475)	(287,825)
Accumulated other comprehensive loss	(10,887)	(10,357)
Total stockholders’ equity	88,320	104,211
Total liabilities and stockholders’ equity	$135,075	$157,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenues:
Products	$477	$5,430
Total revenues	477	5,430
Cost of revenues (exclusive of depreciation and amortization shown separately below)	337	5,317
Operating expenses:
Research and development	2,758	3,301
General and administrative	12,708	10,111
Depreciation and amortization	1,185	2,714
Impairment of assets	—	16,610
Total operating expenses	16,651	32,736
Loss from operations	(16,511)	(32,623)
Other income (expenses):
Investment income	611	1,206
Interest expenses	(16)	(48)
Loss in fair value of derivatives	—	(38)
Gain in fair value of common stock warrants liability	78	2,778
Gain in fair value of earnout liability	—	2,462
Loss in fair value of convertible notes	(1,890)	—
Other income (expenses), net	78	(119)
Total other income, net	(1,139)	6,241
Loss before income tax provision	(17,650)	(26,382)
Income tax provision	—	(59)
Net loss	$(17,650)	$(26,441)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	$(32)	$159
Foreign currency translation adjustment	(498)	236
Total other comprehensive (loss) income	(530)	395
Total comprehensive loss	$(18,180)	$(26,046)
Net loss per share, basic	$(3.28)	$(5.40)
Net loss per share, diluted	$(3.28)	$(5.40)
Weighted-average common shares outstanding, basic	5,377,854	4,895,078
Weighted-average common shares outstanding, diluted	5,377,854	4,895,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Amounts)

				Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2024	4,952,475	$15	$393,186	$(38,127)	$(16,709)	$338,365
Common stock issued upon exercise of stock options	71	—	—	—	—	—
Vested common stock awards	31,012	—	—	—	—	—
Stock-based compensation	—	—	2,289	—	—	2,289
Net loss	—	—	—	(26,441)	—	(26,441)
Other comprehensive income	—	—	—	—	395	395
Balance at March 31, 2025	4,983,558	$15	$395,475	$(64,568)	$(16,314)	$314,608

				Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at December 31, 2025	5,173,884	$15	$402,378	$(287,825)	$(10,357)	$104,211
Common stock issued upon exercise of stock options	—	—	—	—	—	—
Shares issued for convertible notes	231,441	—	1,241	—	—	1,241
Vested common stock awards	19,706	—	—	—	—	—
Common stock issued in lieu of fractional share	74,276	—	—	—	—	—
Stock-based compensation	—	—	1,048	—	—	1,048
Net loss	—	—	—	(17,650)	—	(17,650)
Other comprehensive loss	—	—	—	—	(530)	(530)
Balance at March 31, 2026	5,499,307	$15	$404,667	$(305,475)	$(10,887)	$88,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORIGIN MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(17,650)	$(26,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,185	2,714
Provision for credit losses	4,620	—
Stock-based compensation	1,048	2,289
Impairment of assets	—	16,610
Realized (gain) loss on marketable securities	(88)	61
Amortization of premium and discount of marketable securities, net	(19)	(38)
Change in fair value of derivative	—	38
Change in fair value of common stock warrants liability	(78)	(2,778)
Change in fair value of earnout liability	—	(2,462)
Change in fair value of convertible notes	1,890	—
Deferred tax provision	—	58
Other non-cash expenses	51	88
Changes in operating assets and liabilities:
Accounts receivable net and other receivables	3,580	(521)
Inventory	2	—
Prepaid expenses and other current assets	1,322	300
Other long-term assets	(965)	60
Accounts payable	460	130
Accrued expenses	(193)	1,409
Operating lease liabilities	(74)	(79)
Other liabilities, current	54	134
Other liabilities, long-term	(12)	(11)
Net cash used in operating activities	(4,867)	(8,439)
Cash flows from investing activities
Purchases of property, plant, and equipment	(6,969)	(6,994)
Proceeds from sale of property, plant, and equipment	36	—
Purchases of marketable securities	(128,153)	(280,000)
Sales of marketable securities	132,792	282,405
Maturities of marketable securities	2,538	5,129
Net cash (used in) provided by investing activities	244	540
Cash flows from financing activities
Payment of notes payable short-term	—	(4,542)
Payment of convertible notes	(8,640)	—
Net cash used in financing activities	(8,640)	(4,542)
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(469)	(31)
Net decrease in cash and cash equivalents	(13,732)	(12,472)
Cash and cash equivalents beginning of the period	32,923	56,307
Cash and cash equivalents end of the period	$19,191	$43,835
Supplemental disclosure of cash flow information
Purchases of fixed assets included in accounts payable and accrued expenses	$1,021	$4,166
Non-cash investing activity
Purchases of property, plant, and equipment included in notes payable	$3,207	$—
Amount of shares issued for convertible notes	$1,241	$—
Cash paid during the period:
Interest payment	$—	$50
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
Origin announced its PET closures business in August 2023 after several years of application development related to its furanics technologies. Origin’s announced products include the PCO 1881 compliant PET closure and a tethered PET closure designed to comply with European cap tethering mandates and keep caps connected to bottles. Origin has announced several manufacturing partnerships with machine subsystem suppliers, including slit and fold specialists and a provider of visual inspection systems. In September 2024, Origin’s first PET closure manufacturing system (“CapFormer”) successfully completed its Factory Acceptance Test (“FAT”), which involves a series of tests performed on the system to ensure that it meets our requirements and functions as intended. Due to absent near-term financing, the decision was made to indefinitely suspend all further furanics platform development and plant operations for Origin 1 in February 2026.
Reverse Stock Split
On February 17, 2026, the Company held a special meeting of stockholders at which its stockholders approved the amendment of its amended and restated certificate of incorporation to effect a reverse split of its common stock at a ratio in the range of one-for-two to one-for-fifty, such ratio to be determined in the discretion of its board of directors. On March 4, 2026, the Company's board of directors approved the filing of a certificate of amendment with the Secretary of State of the State of Delaware to effect a one-for-thirty reverse stock split of its outstanding common stock. On March 19, 2026, the Company filed the certificate of amendment with the Secretary of State of Delaware to effect the reverse split. All issued and outstanding common stock, options to purchase common stock, and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.
The Company’s publicly traded warrants will continue to trade on the Nasdaq Capital Market under the symbol “ORGNW” with an exercise price of $11.50 per share; however, warrant holders will need to exercise 30 warrants for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the warrants.
Plan of Dissolution
On April 28, 2026, the Board of Directors (the “Board”) of the Company unanimously approved the dissolution and liquidation of the Company pursuant to a plan of complete liquidation and dissolution (the “Plan of Dissolution”), subject to stockholder approval. In connection with the approval of the Plan of Dissolution, the Board also approved a reduction-in-force, which the Company implemented on May 1, 2026 to enable the Company to maximize shareholder value through the orderly sale of its technology and assets followed by dissolution and wind down. If its stockholders authorize the Plan of Dissolution, the Company plans to file a Certificate of Dissolution with the Secretary of the State of Delaware in the second quarter of 2026.
Liquidity and going concern
As reflected in the unaudited condensed consolidated financial statements, the Company had $32.6 million in cash, cash equivalents, and marketable securities as of March 31, 2026. The Company has experienced net losses and negative cash flows from operating activities since its inception and had an accumulated deficit of $305.5 million as of March 31, 2026.

The Company has incurred a net loss and net cash used in operating activities of $17.7 million and $4.9 million, respectively, for the three months ended March 31, 2026.
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued on May 14, 2026. The Company has determined that its cash, cash equivalents, and marketable securities as of March 31, 2026 would be insufficient to fund its operations which raises substantial doubt regarding the Company's ability to continue as a going concern. The Company intends to implement the Plan of Dissolution which will result in the dissolution and liquidation of the Company.
As the Plan of Dissolution has not yet been brought to a vote of or approved by the Company's stockholders, the Company concluded that the liquidation basis of accounting should not be applied as of the balance sheet date. Accordingly, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Unaudited Condensed Consolidated Financial Statements
The December 31, 2025 unaudited condensed consolidated balance sheet was derived from the annual audited consolidated financial statements included in the Company's Form 10-K as filed with the SEC on March 27, 2026 (the “Form 10-K”). The accompanying unaudited condensed consolidated balance sheet as of March 31, 2026, the unaudited condensed consolidated statements of operations and comprehensive loss, and stockholders’ equity for the three months ended March 31, 2026 and 2025, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the notes to such unaudited condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and notes thereto for the year ended December 31, 2025 included in the Form 10-K.
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
The Company records the provision for credit losses within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss, up to the amount of total outstanding accounts receivable to date. The Company’s top two customers from product sales, in the aggregate, accounted for 100% of total accounts receivable outstanding balances each as of March 31, 2026 and December 31, 2025, and accounted for 100% and 99% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
Accounts Receivable Net
Accounts receivable net consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$10,810	$13,877
Allowance for credit losses	(5,448)	(828)
Accounts receivable net	$5,362	$13,049
The Company assesses collectability by reviewing accounts receivable on a general basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, discussions with the customers, and other factors that may affect the Company’s ability to collect from customers. The increase in allowance for credit losses is based on updated estimates of collectability as of March 31, 2026.

Inventory
Inventory consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Finished goods	$49	$49
Raw materials	594	594
Spare parts	39	41
Total	$682	$684
Intangible Assets
Intangible assets consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Patents	$362	$367
Less accumulated amortization	(338)	(335)
Total intangible assets	$24	$32
The remaining useful life of the patent was 0.80 years as of March 31, 2026. For the three months ended March 31, 2026 and 2025, amortization expense was immaterial and annual amortization expense over the remaining useful life is not expected to be material.
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
The Company determined that indicators of impairment existed for Origin 2 asset group, as well, with the decision to indefinitely suspend the furanics platform development. The Company concluded the carrying costs of the labor, benefits and external engineering fees that had been capitalized to construction in progress for the Origin 2 asset group were no longer recoverable. As such, the Company recorded an impairment charge of $31.4 million to impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

In addition, the Company had entered into a nonexclusive patent license agreement for use in connection with the production of Origin 2 and made nonrefundable payments totaling $12.9 million in prior years towards securing a license. The Company believes that the payments made towards the license agreement are no longer recoverable and recorded an impairment charge of $12.9 million to impairment of assets on the unaudited condensed consolidated statements of operations and comprehensive loss for the years ended December 31, 2025.
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
The Company has elected to account for the Convertible Notes at fair value under the fair value option, under which the Convertible Notes are initially measured at fair value and subsequently remeasured during each reporting period. Changes in fair value will be reflected within loss in fair value of convertible notes on the unaudited condensed consolidated statements of operations and comprehensive loss, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive (loss) income. Please see note 8 for further discussion.
Common Stock Warrants Liability
The Company assumed 24,149,960 public warrants (the “Public Warrants”) and 11,326,667 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants” or “Warrants”) upon the Merger, all of which were issued in connection with Artius’ initial public offering and entitle each holder to purchase one share of common stock at an exercise price of at $11.50 per share; however, warrant holders will need to exercise 30 warrants for an aggregate exercise price of $345.00 to receive one share of common stock. No fractional shares will be issued upon the exercise of the warrants. As of March 31, 2026, 24,149,960 Public Warrants and 11,326,667 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants. There were no Private Placement Warrants that became Public Warrants through March 31, 2026.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”) - Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance should be applied on a prospective basis; however, a retrospective application is permitted. The standard became effective on January 1, 2025 and will be effective for the Company for annual periods beginning after December 15, 2024. Accordingly, the standard was adopted on a prospective basis for the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of the standard did not have any material impact on the Company’s financial position, results of operations or cash flows, other than additional disclosures, which were included in the Company's annual consolidated financial statements for the year ending December 31, 2025.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements and disclosures.
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
The Company did not receive payment before the provision of services during the three months ended March 31, 2026 and 2025. Therefore, deferred revenue was zero.
5.Fair Value Measurement
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,993	$—	$—	$3,993
Marketable securities	—	13,457	—	13,457
Total fair value	$3,993	$13,457	$—	$17,450
Liabilities:
Common stock warrants (Public)	$60	$—	$—	$60
Common stock warrants (Private Placement)	—	29	—	29
Earnout liability	—	—	24	24
Convertible notes, net of issuance costs	—	—	6,979	6,979
Total fair value	$60	$29	$7,003	$7,092

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,171	$—	$—	$21,171
Marketable securities	—	20,545	—	20,545
Total fair value	$21,171	$20,545	$—	$41,716
Liabilities:
Common stock warrants (Public)	$114	$—	$—	$114
Common stock warrants (Private Placement)	—	53	—	53
Earnout liability	—	—	24	24
Convertible notes, net of issuance costs	—	—	14,970	14,970
Total fair value	$114	$53	$14,994	$15,161

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
The value of the earnout liability is classified as Level 3 measurements under the fair value hierarchy, as these liabilities have been valued based on significant inputs not observable in the market (see Note 9 for additional details). Zero and a gain of $2.5 million during the three months ended March 31, 2026 and 2025, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss in the gain in fair value of earnout liability.
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
The following table summarizes the activities for the earnout liability during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$24	$2,486
Gain in fair value of earnout liability	—	(2,462)
Balance at end of period	$24	$24

As of March 31, 2026 and December 31, 2025, the carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. The Company has determined the fair value of notes payable and Canadian government research and development program liability approximates the carrying value due to the standard terms of the arrangement including but not limited to the amount borrowed, the term, and the interest rate.
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
•Origin 1 plant which included property, plant, and equipment, net, that do not meet the held for sale classification but are capable of being sold through alternate use purposes. These assets were evaluated for recoverability and the impairment loss was measured using an orderly liquidation valuation approach. The impairment loss was recognized as the difference between the estimated liquidation value and the net book value of the assets as of March 31, 2026 and December 31, 2025. There have been no significant changes in the estimated net realizable value for the remaining assets as of March 31, 2026 and December 31, 2025.

The table below presents the nonrecurring fair value measurements of these long-lived assets, categorized within the fair value hierarchy:

	Fair Value as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Land held for sale	$—	$—	$9,125	$9,125
Origin 1 (within property, plant, and equipment, net)	—	—	18,034	18,034
Total fair value	$—	$—	$27,159	$27,159

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Land held for sale	$—	$—	$9,126	$9,126
Origin 1 (within property, plant, and equipment, net)	—	—	18,041	18,041
Total fair value	$—	$—	$27,167	$27,167
Marketable Securities
The Company’s marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value. The following table summarizes the marketable securities by major security type as follows:

	As of March 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$2,584	$9	$(1)	$2,592
Asset-backed securities	10,415	9	(517)	9,907
U.S. government and agency securities	1,043	—	(85)	958
Total marketable securities	$14,042	$18	$(603)	$13,457

	As of December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,480	$10	$(2)	$3,488
Asset-backed securities	11,195	8	(518)	10,685
U.S. government and agency securities	6,434	1	(63)	6,372
Total marketable securities	$21,109	$19	$(583)	$20,545
The realized gains and losses are included in other income (expenses), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
The Company sold marketable securities for proceeds of $132.8 million and $282.4 million during the three months ended March 31, 2026 and 2025, respectively. As a result of those sales, the Company realized a gain of $0.1 million and a loss of $0.1 million during the three months ended March 31, 2026 and 2025, respectively. The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the marketable securities in an unrealized loss position was $10.5 million and $10.8 million as of March 31, 2026 and December 31, 2025, respectively. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not related to increased credit risk. Accordingly, the Company has not recorded an allowance for credit losses associated with these investments.

The contractual maturities of the investments classified as marketable securities are as follows:

	As of March 31, 2026
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$1,195	$1,397	$—	$2,592
Asset-backed securities	—	—	9,907	9,907
U.S. government and agency securities	—	—	958	958
Total marketable securities	$1,195	$1,397	$10,865	$13,457

	As of December 31, 2025
(in thousands)	Mature within one year	Mature after one year through two years	Mature over two years	Fair Value
Corporate bonds	$1,392	$2,096	$—	$3,488
Asset-backed securities	—	—	10,685	10,685
U.S. government and agency securities	5,269	—	1,103	6,372
Total marketable securities	$6,661	$2,096	$11,788	$20,545
Derivative Assets and Liabilities
The Company entered into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk related to certain marketable securities denominated in foreign currency. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expenses). The Company recognized zero and a net loss of less than $0.1 million during the three months ended March 31, 2026 and 2025, on the fair value adjustment of the foreign currency derivative contracts. The notional amount of foreign currency derivative contracts as of March 31, 2026 and December 31, 2025 was zero.
6.Property, Plant and Equipment
Property, plant, and equipment consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Land	$56	$56
Land improvements and infrastructure	13,060	13,281
Closure manufacturing equipment	8,272	4,149
Manufacturing equipment and pilot plant	28,489	28,890
Computer equipment and software	2,165	2,268
Lab equipment	4,002	3,637
Furniture, fixtures, and machinery	383	389
Leasehold improvements	4,766	4,766
Total	61,193	57,436
Less accumulated depreciation and amortization	(29,406)	(28,654)
Construction in process	47,939	44,070
Total property, plant, and equipment, net	$79,726	$72,852
The depreciation and amortization expense totaled $1.2 million and $2.7 million during the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, the Company incurred an additional $3.2 million for equipment purchased for the closure business that was financed through the Note (see Note 7 for additional details), which was included in construction in process.
As of March 31, 2026, the land purchased in Geismar, Louisiana in 2022 met the criteria to be presented as asset held for sale. It is the Company’s intention to complete the sale of the land within the next 12 months. The carrying value of $9.1 million, classified as land held for sale, was included in total current assets in the unaudited condensed consolidated balance sheets.
Capitalized interest costs are included in property, plant and equipment, net and are depreciated over the useful life of the related asset. Capitalized interest was $0.9 million and zero for the three months ended March 31, 2026 and 2025, respectively.
7.Notes Payable
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1 pursuant to an “Offtake Agreement,” a type of agreement that generally provides for binding take-or-pay commitments to purchase certain annual volumes of product from our planned manufacturing facilities at specified prices, subject to satisfaction of certain conditions precedent, which was amended through August 2022. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. The repayment in the amount of $2.7 million and $1.9 million were paid on September 1, 2024 and 2025, respectively, and $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At March 31, 2026, the total remaining note principal outstanding balance was $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. At December 31, 2025, the total remaining note principal outstanding balance was $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. In addition, the amendment reflected the legacy stockholder’s exercise of its option to enter into a new Offtake Agreement to buy a specified annual amount of product from Origin 2 for an initial term of up to 10 years.
In September 2025, Origin Closures, LLC, a wholly-owned subsidiary of the Company, executed a Secured Promissory Note (the “Note”) with Starlinger & Co Gesellschaft m.b.H. (“Starlinger”), one of the Company’s manufacturers, in the principal amount of €9.5 million (approximately $11.2 million based on the exchange rate in effect on September 22, 2025) to finance the purchase of certain equipment used to produce PET sheet. The Note is effective as of October 7, 2025, the date that Starlinger executed and delivered the Note to the Company. Interest under the Note accrues at a rate of 10.6% per annum and the Note is to be repaid in semi-annual installments of principal and interest on the last day of April and October, respectively, beginning in April 2026 and continuing until fully repaid in October 2029. At March 31, 2026, the total note principal outstanding balance was $10.4 million, of which $2.7 million was recorded in notes payable, short-term and $7.7 million was recorded in notes payable, long-term with $1.1 million accrued interest outstanding was recorded in other liabilities, current. At December 31, 2025, the outstanding principal of $7.2 million, of which $2.8 million was recorded in notes payable, short-term and $4.4 million was recorded in notes payable, long-term with $0.1 million accrued interest outstanding was recorded in other liabilities, current.
8.Convertible Notes
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
The outstanding balance of the Convertible Notes was $7.0 million and $15.0 million as of March 31, 2026 and December 31, 2025, respectively. The Company utilized the Black-Scholes Merton model to value the Convertible Notes. The key inputs and assumptions used in the valuation model, including the risk-free interest rate and the expected volatility of the price of the underlying stock, were utilized to estimate the fair value of the associated liability. The Company measures the fair value at each reporting period, with changes in fair value recorded within loss in fair value of convertible notes on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized a loss of $1.9 million which included 8% premium for the convertible notes cash repayment of $0.6 million in the changes in fair values of convertible debt during three months ended March 31, 2026. The Company was in compliance with all financial covenants as of March 31, 2026.

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
(a)the volume weighted average price of Common Stock (“VWAP”) equaling or exceeding $450.00 for ten consecutive trading days during the three year period following the closing date of June 25, 2021, ending June 25, 2024;
(b)the VWAP equaling or exceeding $600.00 for ten consecutive trading days during the four year period following the closing date, ending June 25, 2025; or
(c)the VWAP equaling or exceeding $750.00 for ten consecutive trading days during the five year period following the closing date, ending June 25, 2026.
A Sponsor Letter Agreement was delivered in connection with the Merger such that 150,000 of the shares held by Sponsor (“Sponsor Vesting Shares”) shall be subject to forfeiture based on the same vesting requirements as the Earnout Shares. The first and second Triggering Events were not met by the respective June 25, 2024 and June 25, 2025 deadlines, and the number of Sponsor Vesting Shares valued in the Earnout Liability balance were reduced accordingly. The 50,000 shares that expired on June 25, 2025 were cancelled on July 1, 2025. The remaining 50,000 shares shall not be transferred prior to the date in which they vest. Dividends and other distributions with respect to Sponsor Vesting Shares shall be set aside by the Company and shall be paid to the Sponsor upon the vesting of such Sponsor Vesting Shares.
The Company evaluated the earnout liability under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, there are contingent exercise provisions and settlement provisions that exist. Holders may receive differing amounts of shares depending on the company’s stock price or the price paid in a change of control. All remaining shares would be issuable (or the forfeiture provisions would lapse) upon any change of control involving the Company and all remaining shares would be issuable (or the forfeiture provisions would lapse) upon a bankruptcy or insolvency of the Company. This means that settlement is not solely impacted by the share price of the Company (that is, the share price observed in or implied by a qualifying change-in-control event), but also by the occurrence of a qualifying change-in-control event. This causes the arrangement to not be indexed to the Company’s own shares and liability classification is appropriate. The Company records these instruments as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in earnings at each reporting date. The earnout liability was fair valued using a Monte Carlo open-ended model. The inputs used for the model were a dividend yield of 0%, volatility of 100%, and interest rate of 3.92% at each of March 31, 2026 and December 31, 2025.
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

The funding will be repaid over 15 years after completion of Origin 1, commencing no sooner than the third fiscal year of consecutive revenues from a commercial plant, but no later than March 2028. The maximum amount to be repaid by the Company under the R&D Agreement is 1.25 times the actual funding received, subject to the repayment ceiling formula. In October 2025, the Company entered into an amendment for the R&D Agreement (the “R&D Agreement Amendment”). Pursuant to the R&D Agreement Amendment, the first annual repayment amount will be due on April 30, 2027, with subsequent annual repayment amounts due on or before April 30th of each year through 2041, or until such time as the maximum amount to be repaid is reached, whichever comes first. The annual repayment amounts will be determined using a formula that considers the repayment rate and changes of the fiscal year gross business revenue, as defined in the R&D Agreement Amendment. The Company received the remaining payment related to the eligible expenditures incurred before March 31, 2023 in 2025 and does not expect any subsequent payment.
11.Common Stock Warrants
As of March 31, 2026 and December 31, 2025 there are 35,476,627 warrants outstanding.
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
The Company concluded the Public Warrants and Private Placement Warrants, or Common Stock Warrants, meet the definition of a derivative under ASC 815 and are recorded as liabilities. Upon consummation of the Merger, the fair value of the Common Stock Warrants was recorded on the unaudited condensed consolidated balance sheets. The fair value of the Common Stock Warrants was remeasured at each reporting period (see Note 5 for additional details), and a gain of $0.1 million and $2.8 million during the three months ended March 31, 2026 and 2025, respectively, was recorded on the unaudited condensed consolidated statements of operations and comprehensive loss.

12.Stockholders’ Equity
Common Stock
Holders of the common stock are entitled to dividends when, as, and if, declared by the board of directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2026, the Company had not declared any dividends. The holder of each share of common stock is entitled to one vote.
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
Initially, following adoption of the 2021 Equity Incentive Plan, there were 615,570 shares of common stock reserved for issuance under the Stock Plans. The 2021 Equity Incentive Plan contains an “evergreen” share reserve feature that automatically increases the number of shares of common stock reserved for issuance under the plan on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031 in an amount equal to five percent (5.0%) of the fully-diluted common stock on December 31 of the preceding year unless the Board acts prior to January 1 to increase the share reserve by a lesser amount. The number of shares added to the share reserve on January 1 of a given year is reduced automatically to the extent necessary to avoid causing the share reserve to exceed fifteen percent (15.0%) of the fully-diluted common stock on December 31 of the preceding year. As of December 31, 2025, the number of shares available for issuance under the 2021 Equity Incentive Plan was 1,025,078 which exceeded fifteen percent of the fully-diluted common stock on January 1, 2026, therefore the share was not automatically increased pursuant to the 2021 Equity Incentive Plan’s “evergreen” provision. As of March 31, 2026, there were 195,956 shares available for grant.

The following tables summarize stock option activity under the Stock Plans for the period ended March 31, 2026:

(In thousands, except for share and per share amounts)	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance as of December 31, 2025	81,827	$4.80	4.77
Granted	157,001	4.50
Forfeited / canceled	(10,599)	4.20
Balance as of March 31, 2026	228,229	$4.62	8.22
Vested and expected to vest at March 31, 2026	181,692	$4.46	9.17
Vested and exercisable at March 31, 2026	181,692	$4.46	9.17
As of March 31, 2026, the aggregate intrinsic value of the options expected to vest and exercisable were zero as the market value of the stock was less than the exercise price of the stock option. The total intrinsic value of the options exercised was zero and less than $0.1 million during the three months ended March 31, 2026 and 2025, respectively. The intrinsic value of options exercised during each reporting period is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option. The total fair value of options vested during the three months ended March 31, 2026 and 2025 was zero and less than $0.1 million, respectively. As of March 31, 2026, the Company had stock-based compensation of less than $0.6 million, related to unvested stock options not yet recognized that is expected to be recognized over an estimated weighted average period of 1.1 years.
The following table summarizes the RSU award activity for the period ended March 31, 2026:

	Unvested outstanding	Weighted-average grant date fair value	Vested-deferred outstanding	Weighted-average grant date fair value	Total
Balance at December 31, 2025	281,401	$28.20	38,824	$28.20	320,225
Granted - RSU awards	111,410	5.67	—	—	111,410
RSU awards vested and converted to shares	(8,750)	37.19	(3,461)	37.19	(12,211)
RSU awards vested and deferred	(3,063)	37.19	3,063	37.19	—
Forfeited - RSU awards	(73,191)	24.88	—	—	(73,191)
Balance at March 31, 2026	307,807	$20.93	38,426	$20.93	346,233
The RSU awards entitle the holder upon vesting to be issued on a future date the number of shares of common stock that is equal to the number of restricted stock units subject to the RSU awards. The total fair value of shares vested was $0.1 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 the unvested-deferred outstanding balance of 38,426 RSU awards has been deferred at the election of the participant. The common shares for the deferred RSUs will be released sixty days following the participant’s departure from the Company.
The vesting period for RSU awards is generally three years. Total remaining compensation expense for RSU awards to be recognized under the 2021 Equity Incentive Plan is $4.4 million as of March 31, 2026, which is expected to be recognized over an estimated weighted average period of 1.2 years.

The following table summarizes the PSU award activity for the period ended March 31, 2026:

	Outstanding	Weighted-average grant date fair value
Unvested balance at December 31, 2025	41,636	$50.40
Granted - PSU awards	12,242	4.68
PSU awards vested and converted to shares	(7,495)	26.34
Forfeited - PSU awards	(12,633)	78.29
Unvested balance at March 31, 2026	33,750	$35.65
The performance conditions for the PSU awards granted in 2023 were met and for the PSU awards granted in 2025 were partially met, therefore PSU stock-based compensation expense of $50.8 thousand and $72.2 thousand was recorded during the three months ended March 31, 2026 and 2025, respectively. The performance conditions for the remaining outstanding PSU awards granted in 2021 were not probable of being met, therefore no PSU stock-based compensation expense was recorded for such awards during the three months ended March 31, 2026 and 2025. The maximum amount of stock-based compensation expense for the unvested PSU awards, assuming maximum performance, is $1.2 million as of March 31, 2026. Total remaining stock-based compensation expenses for PSU awards will be recognized over the requisite service periods once the performance-based conditions are met or deemed to be probable.
During the three months ended March 31, 2026 and 2025, stock-based compensation expense of $0.7 million and $1.8 million, respectively, was recognized in general and administrative expenses, and $0.3 million and $0.5 million, respectively, was recognized in research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
13.Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) for purposes of making decisions regarding resource allocation and evaluating financial performance. As of the quarter ended March 31, 2026, the Company has determined that its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer are the CODMs. The CODMs review the unaudited condensed consolidated results of operations when making decisions about allocating resources and assessing the performance of the Company as a whole as the Company is still in an early stage of business. The Company does not distinguish between markets or segments for the purpose of internal reporting. Accordingly, the Company has determined that it operates in a single operating and single reportable segment at the consolidated entity level. The CODMs use net loss and loss from operations as the key performance measures to make key operating decisions.
Revenues are based on the location where services are provided and products are sold. All of the Company’s revenues are attributable to the U.S. for the periods presented. Reported segment net loss and loss from operations for the Company’s single reportable segment are shown in the unaudited condensed consolidated statements of operations and comprehensive loss.
The following table presents the significant segment expenses that are regularly provided to the CODMs:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenues	$477	$5,430
Cost of revenue	337	5,317
Operating expenses:
Personnel Expenses	5,063	4,662
Other Expenses	10,403	8,750
Depreciation and amortization	1,185	2,714
Impairment of assets	—	16,610
Total operating expenses	16,651	32,736
Loss from operations	$(16,511)	$(32,623)

The personnel expenses represent payroll expenses excluding stock-based compensation. The other expenses represent research and development excluding personnel expenses, and general and administrative excluding personnel expenses.

Long-lived assets (excluding deferred tax assets) by geography
(in thousands)	March 31, 2026	December 31, 2025
United States	$66,032	$57,652
Non United States	18,513	19,132
Total	$84,545	$76,784
14.Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year, adjusted for any discrete items during the quarter. The Company has recorded an income tax provision of zero and less than $0.1 million during the three months ended March 31, 2026 and 2025, respectively, related to foreign income taxes in Canada. Other than Canadian income taxes, there is no provision for income taxes because the U.S. Company has incurred operating losses since inception. The Company’s effective income tax rate was zero and (0.22)% for the three months ended March 31, 2026 and 2025, respectively. The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S. and Canada.
15.Leases
The Company leases office space and research and development space in Sacramento, California and Sarnia, Ontario under non-cancelable lease agreements and leases various office equipment, and warehouse space. The Company’s operating leases have remaining lease terms of one to eight years.
16.    Commitments and Contingencies
Commitments
The Company entered into multiple purchase agreements with various vendors to purchase equipment to fulfill a near-term demand for its PET closures during 2024. Pursuant to the agreements, the Company committed to purchase the equipment with installment payments. The Company made payments totaling $41.8 million through March 31, 2026, and has recorded the amount in property, plant, and equipment, net on the unaudited condensed consolidated balance sheets. The Company is obligated to make additional payments toward the remaining balances of up to approximately $18.1 million subject to the achievement of certain milestones.
In December 2016, the Company entered into a patent license agreement for $0.5 million, which expires upon expiration of the last to expire of the licensed patents. Under this agreement, if the Company manufactures specific products at Origin 1 based on the patents and sells those products, the Company would pay a royalty up to a cumulative $0.5 million. Thereafter, no further payments will be due for any production at Origin 1. If production of products based on the licensed patents occurs at other facilities, the Company will pay an upfront license fee royalty and a variable royalty based on production at that subsequent facility, capped at an aggregate $10.0 million per such facility. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. No payments have been made under this agreement through March 31, 2026.
In September 2011, the Company entered into a nonexclusive patent license agreement, which expires upon expiration of the patent. Under this agreement, if the Company develops and sells specific products based on the patent, the Company would pay a royalty up to $2.0 million per year and $10.0 million in the aggregate. Certain products that the Company is currently developing, if sold, are expected to utilize these patents. The Company does not currently anticipate such sales. There were no and $0.1 million payments for the annual royalties made during the three months ended March 31, 2026 and 2025, respectively.
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

(In thousands, except for share and per share amounts)	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders—Basic	$(17,650)	$(26,441)
Net loss attributable to common stockholders—Diluted	$(17,650)	$(26,441)
Denominator:
Weighted-average common shares outstanding—Basic (1)	5,377,854	4,895,078
Weighted-average common shares outstanding—Diluted (1)	5,377,854	4,895,078

Net loss per share—Basic	$(3.28)	$(5.40)
Net loss per share—Diluted	$(3.28)	$(5.40)
(1)Excludes weighted-average Sponsor Vesting Shares subject to return of 50,000 and 100,000 shares for each of the three months ended March 31, 2026 and 2025, respectively.

Diluted net loss per share reflects the potential dilution of securities that could dilute share in the earnings of an entity. The following potentially dilutive securities for common stock were outstanding and excluded from diluted net loss per share as they are subject to performance or market conditions that were not achieved as follows:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	35,274	35,274
Performance-based stock awards	33,750	70,808
Earnout shares	833,333	833,333
Sponsor Vesting Shares	50,000	100,000
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	192,955	95,218
Warrants to purchase common stock	1,182,554	1,182,554
RSU awards	307,807	435,970
Convertible notes (if converted)	393,680	—

18. Subsequent Events
On April 28, 2026, the Board of Directors of the Company approved a reduction in workforce, which was effective on May 1, 2026, This reduced Origin's workforce by approximately 59%, while maintaining the necessary support for the Plan of Dissolution, resulting in approximately $14.0 million decrease in annual operating expenses. Origin anticipates that it will incur approximately $2.1 million in restructuring charges in connection with the workforce reduction, consisting of cash expenditures for severance and benefits costs. Origin expects to incur the majority of expenses related to the workforce reduction by the end of the second quarter of 2026. These estimated charges are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual results may differ materially from these estimates. The Company may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.
In connection with the reduction-in-force above, John Bissell has stepped down as Chief Executive Officer, effective May 1, 2026. Mr. Bissell will continue to serve on the Board of Directors. Matt Plavan, our Chief Financial Officer and Chief Operating Officer has been appointed Interim Chief Executive Officer, effective May 1, 2026.
On May 14, 2026, the Board of Directors of the Company approved a Management Incentive Plan (a "MIP") in connection with the Plan of Dissolution. The purpose of the MIP is to establish a performance-based incentive bonus opportunity that aligns the interests of key employees with those of the Company's stockholders. The MIP rewards participants only to the extent that proceeds realized from the sale of specified Company assets exceed designated minimum value thresholds.

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
Overview
Until recently, we were a technology company with a mission to enable the world’s transition to sustainable materials. On May 1, 2026, we announced that, after extensive consideration of potential strategic alternatives, our Board of Directors (the “Board”) had unanimously approved the dissolution and liquidation of Origin (the “Dissolution”) pursuant to a plan of complete liquidation and dissolution, or the Plan of Dissolution, subject to stockholder approval.
Our Board believes that the dissolution and liquidation of Origin Materials is advisable and in the best interests of Origin Materials and our stockholders. The decision of the Board followed a lengthy process in which the Board consulted with management, and financial, accounting and legal advisors, and carefully considered the risks, timing, viability and potential impact to our stockholders of the alternatives potentially available to us.
If the Dissolution is approved by our stockholders, our Board will have sole discretion to determine if and when (at such time as they deem appropriate following stockholder approval of the Dissolution) to proceed with the Dissolution. If the Board decides to proceed with the Dissolution, we will liquidate our remaining assets, satisfy or make reasonable provision for our remaining obligations, and make distributions to the stockholders of available proceeds, if any.
In connection with seeking stockholder approval of the Dissolution, we have filed a proxy statement with the Securities and Exchange Commission with further information regarding the proposed Dissolution. Investors are advised to review such proxy statement as well as an supplements we may file for further information regarding the proposed Dissolution.
Reduction-in-Force
Following our Board's approval of the Plan of Dissolution, we began discontinuing our PET closures program and, on May 1, 2026, we reduced our workforce by approximately 59%, resulting in an approximately $14.0 million decrease in annual operating expenses. We anticipate that we will incur approximately $2.1 million in restructuring charges in connection with the workforce reduction, consisting of cash expenditures for severance and benefits costs. We expect to incur the majority of expenses related to the workforce reduction by the end of the second quarter of 2026. These estimated charges are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual results may differ materially from these estimates. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

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

Gain in Fair Value of Convertible Notes

The loss in fair value of convertible notes consists of the change in fair value of the Convertible Notes, and we utilized the Black-Scholes Merton model which incorporates inherent uncertainties and generally requires significant judgment including factors such as the risk-free interest rate and the expected volatility of the price of the underlying stock to value the Convertible Notes. We measure the fair value at each reporting period.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations with respect to the items set forth in such table for the three months ended March 31, 2026 and 2025 together with the change in such items in dollars and as a percentage.

	Three Months Ended March 31,
(in thousands)	2026	2025	Variance $	Variance %
Revenues:
Products	$477	$5,430	$(4,953)	(91)%
Total revenues	477	5,430	(4,953)	(91)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	337	5,317	(4,980)	(94)%
Operating expenses:
Research and development	2,758	3,301	(543)	(16)%
General and administrative	12,708	10,111	2,597	26%
Depreciation and amortization	1,185	2,714	(1,529)	(56)%
Impairment of assets	—	16,610	(16,610)	(100)%
Total operating expenses	16,651	32,736	(16,085)	(49)%
Loss from operations	(16,511)	(32,623)	16,112	(49)%
Other income (expenses):
Investment income	611	1,206	(595)	(49)%
Interest expenses	(16)	(48)	32	(67)%
Loss in fair value of derivatives	—	(38)	38	(100)%
Gain in fair value of common stock warrants liability	78	2,778	(2,700)	(97)%
Gain in fair value of earnout liability	—	2,462	(2,462)	(100)%
Loss in fair value of convertible notes	(1,890)	—	(1,890)	100%
Other income (expenses), net	78	(119)	197	(166)%
Total other income, net	(1,139)	6,241	(7,380)	(118)%
Loss before income tax provision	(17,650)	(26,382)	8,732	(33)%
Income tax provision	—	(59)	59	(100)%
Net loss	$(17,650)	$(26,441)	$8,791	(33)%
Revenues
Revenues decreased $5.0 million, or 91%, during the three months ended March 31, 2026 compared to the same period in 2025. The decrease in product revenue is primarily due to the planned reduction in our supply chain activation program.
Cost of Revenues
Cost of revenues decreased $5.0 million, or 94%, during the three months ended March 31, 2026 compared to the same period in 2025. The decrease is primarily attributable to the decrease in revenue associated with our supply chain activation program.
General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 26%, during the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily attributable to a $4.6 million increase in bad debt expenses as there was increased doubt about our ability to collect our accounts receivable balance at March 31, 2026, which was offset by a $1.0 million decrease in professional fees, and $1.0 million decrease in stock-based compensation resulting from a reduction in headcount and declined by the price of our common stock.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $1.5 million, or (56)%, during the three months ended March 31, 2026 compared to the same period in 2025. The decrease is mainly driven by the impairment of Origin 1 during the fourth quarter of 2025 when the decision was made to indefinitely suspend all further furanics platform development and plant operations for Origin 1.
Impairment of Assets
During the three months ended March 31, 2025 we recorded a non-cash impairment loss of $16.6 million related to a discharge of the advance payments for the materials conversion agreement with a counterparty in 2025. There was no impairment charge during the three months ended March 31, 2026.
Changes in Fair Value of Common Stock Warrants Liability and Earnout Liability
We recognized an aggregate gain related to the changes in fair values of common stock warrants liability and earnout liability of less than $0.1 million during the three months ended March 31, 2026 compared to an aggregate gain of $5.2 million during the same period in 2025. The aggregate loss related to the change in fair values was $5.2 million. The decrease in the gain related to the change in fair value of earnout liability of $2.5 million is the result of the revaluation of the earnout liability with the fair value of such liability unchanged in the three months ended March 31, 2026 as compared to decreasing significantly of the fair value of liability during the same period in 2025. The $2.7 million decrease in the gain related to the change in fair value of common stock warrants liability is the result of a smaller decrease in the fair value of the common stock warrants in the three months ended March 31, 2026 as compared to a significant decrease in the fair value during the same period in 2025. The movement in these instruments’ fair values are driven by the price of our common stock.
Changes in Fair Value of Convertible Notes
We entered into a purchase agreement with an institutional purchaser in November 2025, providing for the issuance in tranches of the convertible notes. We have elected to account for the convertible notes at fair value under the fair value option, under which the convertible notes are initially measured at fair value and subsequently remeasured at each reporting period. We recognized a loss of $1.9 million which included 8% premium for the convertible notes cash repayment of $0.6 million in the changes in fair values of convertible debt during the three months ended March 31, 2026.
Liquidity, Capital Resources and Going Concern
Sources of Liquidity
As of March 31, 2026, we had $32.6 million in cash, cash equivalents, and marketable securities. We have experienced net losses and negative cash flows from operating activities since our inception and had an accumulated deficit of $305.5 million as of March 31, 2026. We incurred a net loss and net cash used in operating activities of $17.7 million and $4.9 million, respectively, for the three months ended March 31, 2026. Our cash equivalents are invested primarily in U.S. Treasury money market funds and our marketable securities are primarily U.S. government and agency securities, corporate bonds, asset-backed securities, foreign government and agency securities, and municipal bonds. We began winding down our legacy supply chain activation program in 2025, and as of March 31, 2026, we had $5.4 million in accounts receivable. Additionally, as of March 31, 2026, we had $9.1 million of land held for sale in Geismar, Louisiana. The timing of the collection of our accounts receivable and sale of land is uncertain, and in light of our announced Dissolution we may collect less than the full amount of such accounts receivable and may not sell such land at its carrying amount on our unaudited condensed consolidated balance sheets as of March 31, 2026.
Going Concern
In light of our planned Dissolution, we have determined there is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date the unaudited condensed consolidated financial statements contained in this Report are issued. See the section above titled “Overview” for a discussion of the Plan of Dissolution approved by our Board of Directors on April 28, 2026.

Indebtedness
As of March 31, 2026, we had $16.5 million of indebtedness under a Canadian government program and no funding was received during the three months ended March 31, 2026. Additionally, we had liability balances consisting of $4.5 million notes payable, short-term, $7.7 million notes payable, long-term, and $1.1 million of unpaid accrued interest recorded in other liabilities, current as of March 31, 2026.
In November 2016, Legacy Origin received a $5.0 million prepayment from a legacy stockholder for product from Origin 1. The prepayment was to be credited against the purchase of products over the term of the Offtake Agreement and was secured by a promissory note to be repaid in cash in the event that the prepayment could not be credited against the purchase of product. The remaining repayments in the amount of $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest of 3.5% per annum). At March 31, 2026, the total note principal outstanding balance was $1.7 million in notes payable, short-term, and unpaid accrued interest of less than $0.1 million was recorded in other liabilities, current. For additional information, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
In September 2025, Origin Closures, LLC, our wholly-owned subsidiary, executed a Secured Promissory Note (the “Note”) with Starlinger & Co Gesellschaft m.b.H. (“Starlinger”), one of our manufacturers. The outstanding Note balance was $2.7 million in notes payable, short-term, $7.7 million in notes payable, long-term, and $1.1 million of unpaid accrued interest recorded in other liabilities, current. For additional information, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
In November 2025, we entered into a purchase agreement with an institutional purchaser, providing for the issuance in tranches of the convertible notes with a principal face amount of up to $100.0 million and a 10.0% original issue discount. The convertible notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the thirty-month anniversary of the last day of the month in which the closing with respect to the applicable convertible notes occurs. The outstanding balance of the convertible notes was $7.0 million as of March 31, 2026. For additional information, see Note 8 “Convertible Notes” to the unaudited condensed consolidated financial statements in this Report.
Cash Flows for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following table shows a summary of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,867)	$(8,439)
Net cash (used in) provided by investing activities	244	540
Net cash used in financing activities	(8,640)	(4,542)
Effects of foreign exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(469)	(31)
Net decrease in cash and cash equivalents	$(13,732)	$(12,472)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $4.9 million. Non-cash expenses recognized that were added back to the net loss of $17.7 million include $1.2 million depreciation and amortization, $4.6 million provision for credit losses, $1.9 million change in fair value of convertible notes, and $1.0 million stock-based compensation. Additionally, changes in operating assets include $3.6 million decrease in accounts receivable and other receivables, and $1.3 million decrease in prepaid expenses and other current assets were added back to the net loss as well.
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

Cash Provided by Investing Activities
Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $0.5 million over the same period in 2025. The change was primarily related to the decrease in maturities of marketable securities of $2.6 million which was partially offset by the increase in net sales of marketable securities by $2.2 million.
Cash Used in Financing Activities
Net cash used in financing activities was $8.6 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $4.5 million over the same period in 2025. The $4.1 million change was primarily related to the payment of convertible notes of $4.5 million.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations as of March 31, 2026, consisted of:
•Operating lease liabilities included on our unaudited condensed consolidated balance sheets consist of future non-cancelable minimum rental payments under operating leases for our office space, research and development space, and leases of various office equipment, warehouse space. Operating lease liabilities of $0.3 million are short term and the remaining $3.4 million is long-term.
•In the near-term, we anticipate making payments related to the repayment agreement associated with the notes payable. The repayment in the amount of $1.8 million is due on September 1, 2026 (inclusive of accrued but unpaid interest). However, the prepayment could be used to credit against the purchase of products over the term of the associated offtake agreement. For additional information, see Note 7 “Notes Payable” to the unaudited condensed consolidated financial statements in this Report.
•We anticipate making monthly payment to repay the convertible notes. The convertible notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the 30-month anniversary of the last day of the month in which the closing with respect to the applicable convertible notes occurs. The installment amount equals (i) $3.0 million if paid in cash or (ii) if satisfied with shares of common stock, an amount equal to the greater of (x) $2.0 million and (y) 20.0% of the aggregate daily traded volume of the common stock on The Nasdaq Capital Market over the course of the applicable month. At the initial closing, we issued $16.7 million in aggregate principal amount of convertible notes and received $15.0 million, net with the original issue discount. The monthly repayments were made each month during the three months ended March 31, 2026, and we expect to pay off the entire balances in May 2026. For additional information, see Note 8 “Convertible Notes” to the unaudited condensed consolidated financial statements in this Report.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•The revenue recognition from contracts with customers
•The impairment of long-lived assets
•Fair value of the convertible notes

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
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “internal controls over financial reporting,” as such term is defined in Rule 13a-15(f) under the Exchange Act, our management, including our Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, believe that our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
Our management, under the direction of our Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, has concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Plan of Dissolution and the Dissolution
The amount, if any, that we distribute to our stockholders in connection with the Dissolution may be substantially less than the amount we initially estimate if the amounts of our liabilities, other obligations and expenses, or claims against us are higher than we currently anticipate or larger contingency reserves are established.
If our stockholders approve the Plan of Dissolution, the amount of cash ultimately distributed to our stockholders in the initial distribution depends on the value realized upon the sale of our remaining assets, on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:
•if any of the estimates regarding the Plan of Dissolution, , including the amounts received from the sale of our non-cash assets and the expenses to satisfy outstanding obligations, liabilities, and claims during the liquidation process, are inaccurate;
•if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders; and
•if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are inaccurate.
If any of the foregoing occurs, the amount we distribute to our stockholders, both initially and ultimately, may be substantially less than the amount we currently estimate. In addition, under Delaware law, claims and demands may be asserted against us at any time during the three years following the effective date of the filing of the Certificate of Dissolution. Accordingly, the Board may obtain and maintain insurance coverage for such potential claims. The Board also expects to retain cash for unknown, contingent and/or conditional liabilities, and may also set aside additional amounts of cash or other assets as a reserve to satisfy claims against us and our obligations that may arise during the three-year period following the effective date of the filing of the Certificate of Dissolution. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to stockholders.
We may not be successful in selling our assets and programs or collecting our outstanding accounts receivable balance, which would decrease the amount of cash available to distribute to our stockholders.
We will begin focusing our efforts on the sale of our assets and programs and the collection of our outstanding accounts receivable balance as we pursue the Plan of Dissolution in the near term. We may not be successful with the with sale of our assets and programs and the collection of our outstanding accounts receivable balance, which will decrease the remaining cash available for use in our business and may diminish or delay any distributions to our stockholders in connection with the Plan of Dissolution.

If our stockholders vote against the Plan of Dissolution, it would be very difficult for us to continue our business operations.
If our stockholders do not approve the Plan of Dissolution, we would have to continue our business operations from a difficult position, in light of our announced intent to dissolve and liquidate. Prospective employees, vendors and other third parties may refuse to form relationships or conduct business with us if they do not believe we will continue to operate as a going concern.
If our stockholders do not approve the Plan of Dissolution, then we will not proceed with the Dissolution and we will continue our corporate existence and the Board will continue to explore strategic alternatives to maximize shareholder value.
The payment of the distribution to our stockholders could be delayed.
The Board intends, subject to contingencies inherent in winding down our business, to make the initial distribution, as promptly as practicable our remaining non-cash assets are sold and as creditor claims and contingent liabilities are paid or settled. However, we are currently unable to predict the precise timing of the distribution or whether such liquidating distribution will occur at all. The timing of the distribution will depend on and could be delayed by, among other things, the time required to sell or otherwise liquidate our remaining non-cash assets and claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder receiving the distribution could be held liable for payment to our creditors of his, her or its pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.
If the Plan of Dissolution is approved by our stockholders, we currently intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving Origin Materials, Inc. Pursuant to the Delaware General Corporation Law ("DGCL"), we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against the Company and enabling us gradually to close our business, to dispose of our property and to discharge our liabilities. Under the DGCL, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder of record as of the Effective Time could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.
Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) pursuant to the Plan of Dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.
No further stockholder approval will be required.
Approval of the Plan of Dissolution and the actions contemplated thereby requires the affirmative vote of a majority of our outstanding shares of common stock. If our stockholders approve the Plan of Dissolution, we will be authorized to cease operations, sell, license or otherwise dispose of all of our remaining non-cash assets and dissolve the Company without further approval of our stockholders, unless required to do so by Delaware law.
Our stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.
As a result of the Dissolution, for U.S. federal income tax purposes, a stockholder that is a U.S. person generally will recognize gain or loss on a share-by-share basis equal to the difference between (i) the sum of the amount of cash and the fair market value of property, if any, distributed to the stockholder with respect to each share, less any known liabilities assumed by the stockholder or to which the distributed property (if any) is subject, and (ii) the stockholder’s adjusted tax basis in each share of our common stock. A liquidating distribution pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a stockholder only in the tax year in which the stockholder receives our final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to a share of our common stock is less than the stockholder’s tax basis for that share.

Stockholders are urged to consult with their own tax advisors as to the specific tax consequences to them of the Dissolution pursuant to the Plan of Dissolution.

Our Board may at any time turn management of the liquidation over to a third party, and some or all of our directors may resign from our Board at any time.
Our Board may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and a number of our directors may resign from our Board prior to or in connection with the filing of the Certificate of Dissolution. If management is turned over to a third party and all of our directors resign from our Board, the third party would have sole control over the liquidation process.
If we decide to use a liquidating trust, interests of our stockholders in such a trust may not be transferable.
Under the Plan of Dissolution, the Board has the authority to use a liquidating trust. If a liquidating trust is established, the interests of our stockholders in a liquidating trust set up by us may not be transferable, which could adversely affect your ability to realize the value of such interests. Even if transferable, the interests are not expected to be listed on a national securities exchange, and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets. In addition, as stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the interest holders without their being readily able to realize the value of such interest to pay such taxes or otherwise.
We can abandon or revoke the Dissolution and this may cause prior distributions made in liquidation to be treated as dividends.
By approving the Dissolution, stockholders will also be granting the Board the authority, notwithstanding stockholder approval of the Dissolution Proposal, to abandon the Dissolution prior to the filing of the Certificate of Dissolution without further stockholder action, if the Board determines that the Dissolution is not in the best interests of the Company and our stockholders.
Under Delaware law, after the effectiveness of the filing of a certificate of dissolution, a corporation’s board of directors may revoke a corporation’s dissolution if holders of a majority of the stock of the corporation which was outstanding and entitled to vote upon the dissolution at the time of its dissolution approve a resolution adopted by the board of directors recommending such revocation. If the Dissolution is abandoned or revoked, then all prior distributions made in liquidation to stockholders may be treated as dividends to the extent of our current and accumulated earnings and profits.
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

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.3	July 1, 2021
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39378	3.1	March 19, 2026
3.3	Amended and Restated Bylaws of the Company.	8-K	001-39378	3.1	December 11, 2025
10.1	Form of Executive Officer Retention Agreements	10-K	001-39378	10.45	March 27, 2026
10.2*	Management Incentive Plan
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ORIGIN MATERIALS, INC.

Date: May 14, 2026	By:	/s/ Matt Plavan
Matt Plavan
Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer